Form 10-Q
period 1995-09-30
MEDICAL INCOME PROPERTIES 2A LTD PARTNERSHIP
filed 1995-11-09
CIK 814433

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 30, 1995       Commission File Number 33-6122-01



              MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP
              ------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


      Delaware                                            59-2724921
      --------                                            ----------
(State of Organization)                     (IRS Employer Identification Number)


                       7000 Central Parkway, Suite 850
                       -------------------------------
                           Atlanta, Georgia  30328
                           -----------------------
                   (Address of Principal Executive Office)

                               (770) 668-1080
                               --------------
            (Registrant's Telephone Number, Including Area Code)


Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X         No
                               -----          -----



The number of limited partnership units outstanding at September 30, 1995 was 18,639.

                              TABLE OF CONTENTS


                                                                                                           Page No.

                                                         PART I


Item 1.     FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4 - 10

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .        11


                                                         PART II


            Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12

                                    PART I

                                   ITEM 1.

                            FINANCIAL INFORMATION

               MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                                    INDEX

                                                                                                              Page No.

      Balance Sheets, September 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . .             4

      Statements of Operations for the three
      months ended September 30, 1995 and 1994 and the nine months
      ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5

      Statements of Partners' Capital for the nine months
      ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6

      Statements of Cash Flows for the nine months ended
      September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7

      Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8 - 10

               MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                                Balance Sheets
                   September 30, 1995 and December 31, 1994
                                 (Unaudited)

   ASSETS                                                     1995              1994
   ------                                                     ----              ----
Current assets
   Cash and equivalents                                    $ 1,359,472       $   864,318
   Marketable securities                                     2,154,475         2,151,271
   Accounts receivable, net of allowance
      for doubtful accounts of $111,282 in 1995
      and $168,203 in 1994                                   2,873,686         2,263,954
   Estimated settlements due from third
      party payors                                              60,883           363,385
   Prepaid expenses and other assets                           199,191           240,729
                                                           -----------       -----------

      Total current assets                                   6,647,707         5,883,657

Investments in joint ventures                                4,723,335         4,628,512
Property, plant and equipment, net of
   accumulated depreciation                                 13,549,733        13,756,481
Deferred financing costs, net of accumulated
   amortization of $35,600 in 1995 and
   $24,514 in 1994                                              41,020            52,106
Due from affiliates                                            382,517           382,517
                                                           -----------       -----------

   Total assets                                            $25,344,312       $24,703,273
                                                           ===========       ===========

   LIABILITIES AND PARTNERS' CAPITAL
   ---------------------------------

Current liabilities
   Current portion of long term debt                       $   341,658       $   338,739
   Accounts payable                                            683,787           640,042
   Accrued payroll and payroll taxes                           287,382           238,086
   Accrued vacation                                            197,458           196,686
   Accrued insurance                                           233,221           226,018
   Accrued management fees                                      79,234           131,274
   Patient deposits and trust liabilities                      108,591            92,510
   Other accrued expenses                                      134,454           114,579
   Estimated settlements due to third
      party payors                                              36,084           112,772
   Due to affiliates                                           243,617           101,526
                                                           -----------       -----------
      Total current liabilities                              2,345,486         2,192,232

Bonds, notes and capital lease obligations                   3,993,841         4,245,657
                                                           -----------       -----------
      Total liabilities                                      6,339,327         6,437,889
                                                           -----------       -----------

Venture partners' minority interest                          2,143,273         2,031,996
                                                           -----------       -----------

Partners' capital
   Limited partners                                         16,809,945        16,225,603
   General partners                                             51,767             7,785
                                                           -----------       -----------
      Total partners' capital                               16,861,712        16,233,388
                                                           -----------       -----------

      Total liabilities and partners' capital              $25,344,312       $24,703,273
                                                           ===========       ===========

       The accompanying notes are an integral part of these statements.

                                MEDICAL INCOME
                      PROPERTIES 2A LIMITED PARTNERSHIP

                           Statements of Operations
            For the three months ended September 30, 1995 and 1994 and the nine months ended September 30, 1995 and 1994
                                 (Unaudited)

                                          Three Months Ended                 Nine Months Ended
                                             September 30                       September 30
                                        ----------------------             ----------------------
                                        1995              1994             1995              1994
                                        ----              ----             ----              ----
Revenue
   Net resident service revenue      $4,952,906       $4,482,098       $14,660,506       $13,177,996
   Other revenue                         13,446            5,854            28,384            23,886
                                     ----------       ----------       -----------       -----------
      Total revenue                   4,966,352        4,487,952        14,688,890        13,201,882
                                     ----------       ----------       -----------       -----------

Operating expenses:
   Professional care of residents     2,386,476        2,149,373         6,788,561         5,933,640
   Dietary                              411,772          401,108         1,196,849         1,148,561
   Household and plant                  445,238          424,065         1,281,641         1,212,221
   General and administrative           773,908          620,748         2,295,034         2,014,040
   Employee health and welfare          229,444          224,086           678,964           703,715
   Depreciation and amortization        192,170          192,900           566,920           576,819
                                     ----------       ----------       -----------       -----------
      Total operating expenses        4,439,008        4,012,280        12,807,969        11,588,996
                                     ----------       ----------       -----------       -----------

   Operating income                     527,344          475,672         1,880,921         1,612,886
                                     ----------       ----------       -----------       -----------

Other income (expenses):
   Interest income                       52,591           60,271           119,178           106,549
   Interest expense                    (105,668)        (100,952)         (320,641)         (276,329)
   Provider fees                       (137,805)        (137,805)         (412,876)         (412,875)
   Minority Interest                    (43,245)         (40,423)         (141,956)         (251,516)
   Partnership share of joint
        venture income (loss)           108,283          123,052           362,324           297,110
                                     ----------       ----------       -----------       -----------
         Total other
           income (expenses)           (125,844)         (95,857)         (393,971)         (537,061)
                                     ----------       ----------       -----------       -----------

   Net income                        $  401,500       $  379,815       $ 1,486,950       $ 1,075,825
                                     ==========       ==========       ===========       ===========


Net income per weighted
   average limited partnership unit
   outstanding                       $    20.03       $    18.95       $     74.19       $     53.68
                                     ==========       ==========       ===========       ===========

       The accompanying notes are an integral part of these statements.

               MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                       Statements of Partners' Capital
      For the Nine Months Ended September 30, 1995 and December 31, 1994
                                 (Unaudited)


                                            Limited Partners              General
                                        Units           Amount            Partners          Total
                                        -----           ------            --------          -----
Partners' capital,
   December 31, 1994                     18,639      $16,225,603           $  7,785      $ 16,233,388

Distributions to partners
   ($45.00 per limited
   partnership unit outstanding)                        (838,755)           (63,132)         (901,887)

Net income                                             1,382,864            104,086         1,486,950

Unrealized gain on marketable
   securities available for sale                          40,233              3,028            43,261
                                         ------      -----------           --------       -----------

Partners' capital,
   September 30, 1995                    18,639      $16,809,945           $ 51,767       $16,861,712
                                         ======      ===========           ========       ===========

                                MEDICAL INCOME
                      PROPERTIES 2A LIMITED PARTNERSHIP

                           Statements of Cash Flows
                Nine months ended September 30, 1995 and 1994
                                 (Unaudited)

                                                         1995                    1994
                                                         ----                    ----
Cash flows from operating activities:
   Cash received from patient care                  $ 14,276,588            $ 12,425,633
   Cash paid to suppliers and employees              (12,114,579)            (11,071,387)
   Interest received                                     122,383                 106,549
   Interest paid                                        (320,641)               (276,329)
   Provider fees                                        (412,876)               (412,875)
   Other operating receipts                               28,384                  23,886
                                                    ------------            ------------
      Net cash provided by operating activities        1,579,259                 795,477
                                                    ------------            ------------

Cash flows from investing activities:
   Distributions from joint ventures                     236,821                  91,370
   Acquisitions of property                             (349,085)               (170,994)
                                                    ------------            ------------
      Net cash used by investing activities             (112,264)                (79,624)
                                                    ------------            ------------

Cash flows from financing activities:
   Payments of long term debt
      and lease obligations                             (248,898)               (277,069)
   Net borrowings (payments) to related parties          178,944                (154,010)
   Distributions to partners                            (901,887)               (851,782)
                                                    ------------            ------------
      Net cash used by financing activities             (971,841)             (1,282,861)
                                                    ------------            ------------

Net increase (decrease) in cash and equivalents          495,154                (567,008)

Cash and equivalents, beginning of period                864,318               3,282,540
                                                    ------------            ------------

Cash and equivalents, end of period                 $  1,359,472            $  2,715,532
                                                    ============            ============

Reconciliation of net income to net cash
   provided by operating activities
Net income                                          $  1,486,950            $  1,075,825
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                         566,920                 576,819
   Minority Interest                                     141,956                 251,516
   Partnership share of joint venture (income) loss     (362,324)               (297,110)
   Accretion of discount on marketable securities          3,204                       -
   (Increase) in accounts receivable, net               (609,731)               (573,425)
   (Increase) decrease  in third party receivables       302,502                (197,918)
   (Increase) decrease  in prepaid expenses
      and other assets                                    41,538                 (42,248)
   Increase (decrease) in accounts payable and
      accrued expenses                                    84,932                 (16,958)
   Increase (decrease) in third party payables           (76,688)                 18,976
                                                    ------------            ------------
   Net cash provided by operating activities        $  1,579,259            $    795,477
                                                    ============            ============


       The accompanying notes are an integral part of these statements.

                                MEDICAL INCOME
                      PROPERTIES 2A LIMITED PARTNERSHIP

                        Notes to Financial Statements

                                 (Unaudited)


(1)   Financial Statements

      The financial statements have been prepared in accordance with generally accepted accounting principles. The financial information included in these financial statements is unaudited, however, in management's opinion, all normal recurring adjustments necessary for a fair presentation of the results of operations for the periods included have been made.

      Footnote disclosures which would substantially duplicate those contained in the December 31, 1994 audited financial statements have been omitted from this report.

(2)   Property, Plant and Equipment

      Property, plant, and equipment is recorded at cost and consists of the following at September 30, 1995 and December 31, 1994:

                                                          1995                    1994
                                                          ----                    ----
      Land                                            $   482,000             $   482,000
      Building                                         10,226,394              10,031,300
      Equipment                                         1,869,524               1,715,532
      Property under capitalized lease                  6,642,882               6,642,882
                                                      -----------             -----------
         Total property, plant and equipment          $19,220,800             $18,871,714

      Accumulated depreciation and amortization        (5,671,067)             (5,115,233)
                                                      -----------             -----------

         Net property, plant and equipment            $13,549,733             $13,756,481
                                                      ===========             ===========

(3)   Debt Obligations

      Debt Obligations consisted of the following at September 30, 1995 and December 31, 1994:

                                                          1995                    1994
                                                          ----                    ----
      Industrial Revenue Bonds payable at a variable
       rate of interest with monthly principal and
       interest payments of $9,799 through April 1,
       2005.  The interest rate is adjusted every
       May 1 and November 1.                          $   871,322             $   915,939

      Mortgage note with interest at the prime rate
       plus 1% in 60 payments of $22,728 through
       May 26, 1998; with a balloon payment due
       May, 1998.                                       3,463,711               3,659,173

      Capitalized leases on various pieces of minor
       equipment payable monthly at interest rates
       from 9% to 10%                                         466                   9,284
                                                      -----------             -----------

                                                      $ 4,335,499             $ 4,584,396
                                                      ===========             ===========

      The aggregate annual maturities for the next five fiscal years are as follows:

                             1995                     $  129,744
                             1996                        333,321
                             1997                        338,080
                             1998                      2,911,255
                             1999                         82,052
                             Thereafter                  541,057
                                                      ----------
                                                       4,335,509

           Less amounts representing
             interest on capitalized lease
             obligations                                      10
                                                      ----------

                                                      $4,335,499
                                                      ==========

(4)   Investment in Joint Venture

      The condensed financial information for the investments in joint ventures as of September 30, 1995 and December 31, 1994 is as follows:

      KATY (owned 50% by Partnership)

                                                                      1995                    1994
                                                                      ----                    ----
      Current assets                                               $1,683,742              $1,411,011
      Long term assets                                              4,923,431               4,898,053
                                                                   ----------              ----------

           Total assets                                            $6,607,173              $6,309,064
                                                                   ==========              ==========

      Current liabilities                                          $  697,672              $  610,922
      Equity                                                        5,909,501               5,698,142
                                                                   ----------              ----------

           Total liabilities and equity                            $6,607,173              $6,309,064
                                                                   ==========              ==========

      Partnership's investment at September 30, 1995
           and December 31, 1994                                   $2,954,750              $2,849,071
                                                                   ==========              ==========

      Revenues                                                     $3,822,154              $3,700,538
      Expenses                                                      3,357,716               3,505,169
                                                                   ----------              ----------

           Net income                                              $  464,438              $  195,369
                                                                   ==========              ==========

      HUMBLE (owned 50% by Partnership)

                                                                      1995                    1994
                                                                      ----                    ----
      Current assets                                               $1,374,978              $1,424,629
      Long term assets                                              3,563,410               3,540,311
                                                                   ----------              ----------

           Total assets                                            $4,938,388              $4,964,940
                                                                   ==========              ==========

      Current liabilities                                          $  633,619              $  681,728
      Long term liabilities                                           767,600                 752,347
      Equity                                                        3,537,169               3,530,865
                                                                   ----------              ----------

           Total liabilities and equity                            $4,938,388              $4,964,940
                                                                   ==========              ==========

      Partnership's investment at September 30, 1995
           and December 31, 1994                                   $1,768,585              $1,765,433
                                                                   ==========              ==========

      Revenues                                                     $2,852,877              $3,373,417
      Expenses                                                      2,592,608               3,113,890
                                                                   ----------              ----------

           Net income                                              $  260,209              $  259,527
                                                                   ==========              ==========




(5)   Related Party Transactions

      Through September 30, 1995 and 1994, QualiCorp, Inc., the parent of Qualicorp Management, Inc. (the Managing General Partner of the Partnership) charged $94,483 and $105,753, respectively, of administrative expenses to the Partnership.

                                   ITEM 2.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS


Liquidity and Capital Resources

Cash and equivalents increased during the quarter ended September 30, 1995 by $419,587. This increase was achieved even though patient receivables increased $310,500 during the same period. Payables and accrued expenses remain current, although the totals for both rose $277,400 in the quarter. In addition, the State of Illinois has begun to pay for the care of Medicaid residents in a more timely fashion. Property improvements and equipment purchases totaled $93,700 for the quarter and are projected to continue into 1996.

Medicaid and Medicare reimbursement may well change during the next eighteen months if the proposals being discussed in Washington, DC are passed and then signed by the President. It appears Congress may give back to the States responsibility for implementation of the Medicaid program and fund the program through Block Grants. In addition, some changes may be made in the OBRA regulations. Changes in Medicare reimbursement may include establishing cost limits on ancillary services (including therapy, drugs, and equipment), capital cost limits, and possibly a prospective reimbursement system. What is clear, however, is that any new legislation will encourage providers of care to manage with less revenue from traditional Medicare and Medicaid programs. Expenses will have to be controlled even more than before.

It is expected that construction of the fourteen bed addition to the Shoals Nursing Home property could start in the first quarter of 1996. The Certificate of Need for the eighteen bed addition to the Medical Park facility has been put on hold due to zoning problems which may cause this project to be dropped for the foreseeable future.

In August 1995, the Partnership paid distributions to its limited partners of $15.00 per unit. This distribution equaled an annualized return of six (6%) percent on the initial investment of $1,000 per unit. The Partnership expects to make distributions to its limited partners based on cash flow from operations after considering cash required for debt obligations, necessary capital expenditures and working capital reserves.

Operations

Net income for the quarter ended September 30, 1995 was $401,500 compared to $379,815 for the quarter ended September 30, 1994. Revenue increased between quarters by 10.7% due to improved ancillary services and a higher routine services rate in the Alabama facilities. Expenses were $426,700 higher than the previous year due to higher cost of resident services, primarily salaries and ancillary costs. In addition, Administrative and General expenses were higher due to increased insurance costs and management fees. Other income (expense) was affected by lower earnings from the joint venture properties.

                                   PART II

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL INCOME PROPERTIES 2A
LIMITED PARTNERSHIP
Registrant




By    /s/ John H. Stoddard                     Date:     October 31, 1995
      --------------------                          --------------------------
      John H. Stoddard
      President and Chief Financial Officer
      QualiCorp Management, Inc.
      Managing General Partner

               MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP


                              Index of Exhibits


      27          Financial Data Schedule for Third Quarter 1995
                  10-Q (for SEC use only)