Form 10-K
period 1995-12-31
MEDICAL INCOME PROPERTIES 2A LTD PARTNERSHIP
filed 1996-03-21
CIK 814433

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-K


               Annual Report Pursuant to Section 13 or 15 (d) of
                    the Securities and Exchange Act of 1934


For the Fiscal Year Ended                                 Commission File Number
-------------------------                                 ----------------------
    December 31, 1995                                             33-6122-01


              MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP
              ------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


        Delaware                                        59-2724921
        --------                                        ----------
(State of Organization)                     (IRS Employer Identification Number)


                       7000 Central Parkway, Suite 850
                              Atlanta, GA 30328
                              -----------------
                   (Address of Principal Executive Office)

                                 (770) 668-1080
                                 --------------
               Registrant's Telephone Number, Including Area Code


        Securities Registered Pursuant to Section 12 (b) of the Act:


                                                           Name of Each Exchange
   Title of Each Class                                      on Which Registered
   -------------------                                      -------------------
LIMITED PARTNERSHIP UNITS                                           NONE


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

Aggregate market value of the voting stock held by non-affiliates of the Registrant is not applicable.

The number of limited partnership units outstanding on March 4, 1996 was 18,639.

The Prospectus of the Registrant dated October 22, 1986, filed pursuant to Rule 424 (b) under the Securities Act of 1933 is incorporated by reference, to the extent indicated to Part III of this report.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K


                                                                                                      Page
PART I

Item 1:    Business                                                                                      1
Item 2:    Properties                                                                                    2
Item 3:    Legal Proceedings                                                                             3
Item 4:    Submission of Matters to a Vote of Security Holders                                           3


PART II

Item 5:    Market for the Registrant's Common Equity and Related Stockholder Matters                     3
Item 6:    Selected Financial Data                                                                       3
Item 7:    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                                 4
Item 8:    Financial Statements and Supplementary Data                                                   7
Item 9:    Disagreements on Accounting and Financial Disclosure                                          7


PART III

Item 10:   Directors and Executive Officers of the Registrant                                            8
Item 11:   Executive Compensation                                                                        8
Item 12:   Security Ownership of Certain Beneficial Owners and Management                                8
Item 13:   Certain Relationships and Related Transactions                                                8


PART IV

Item 14:   Exhibits, Financial Statement Schedules and Reports on Form 8-K                               9
Signatures                                                                                              11

                                     PART I


                               ITEM 1.  BUSINESS


General

Medical Income Properties 2A Limited Partnership (the Partnership), is a Delaware limited partnership which was organized on May 14, 1986. The Partnership is one of a series of three limited partnerships as represented by the registration statement filed with the Securities and Exchange Commission on October 22, 1986 (the Effective Date), providing for the sale of $10,000,000 of limited partnership units (the Units), with an option to increase the offering by an additional $10,000,000. The offering closed on June 2, 1987, upon the sale of 18,639 units for an aggregate purchase price of $18,639,000.

The purpose of the Partnership is to engage in the business of acquiring and holding for investment income-producing health care related properties, primarily nursing homes, and operating such properties as skilled and intermediate care nursing homes. As of December 31, 1995 the Partnership owned a 100% interest of four nursing homes, a 54.55% interest in a nursing home in Decatur, Alabama and a 50% interest in two joint venture nursing homes in the Houston, Texas area. The Partnership employed approximately 488 employees as of March 4, 1996.

Business Strategy

The Partnership intends to hold its real property investments until such time as a sale or other disposition appears to be advantageous. Such factors as potential capital appreciation, industry trends, cash flow and federal income tax consequences to the Limited Partners will be considered before Partnership property dispositions are made.

Long Term Care Industry

The long term care industry is composed of many facilities offering services to subacute, skilled, assisted living, and personal care residents. The Partnership's nursing homes are considered to be in the skilled segment of the industry, although several of its homes offer subacute services. Subacute services have allowed many providers to expand their services and at the same time become more profitable. In addition, providers have taken advantage of these higher returns to consolidate their operations either through initial public offerings or through merging with one another. Subacute, however, is not for everyone. Many companies have established a different criteria, including minimum population levels, in order to operate a subacute program in a profitable manner. This is necessary due to the shorter lengths of stay of patients and the need to obtain more and more admissions to fill the shorter stay beds. Even with higher costs in the nursing and service departments, nursing home industry subacute care is considered to be more cost effective in caring for patients than hospital care.

Historically, nursing homes have derived their revenues from Medicare, Medicaid and private pay patients. In the past few years, the industry has seen an increase in private insurance patients and to a greater extent, contractual services from Health Maintenance Organizations (HMO's) and Preferred Provider Organizations (PPO's).

The industry has always faced an increasing challenge in staffing its facilities. This is particularly true with regard to Registered Nurses, Licensed Practical Nurses and Certified Nurse Aides, although depending upon the geographic area, the Partnership competes with hotels, motels and restaurants for other employees, including dietary and housekeeping workers. Approximately fifty percent of Partnership operating costs are composed of employee salaries and benefits. From time to time, the Federal government has proposed increasing the minimum wage. Any increase in the minimum wage would adversely impact nursing home providers and would have to be supported by increases in Medicare and Medicaid reimbursement rates.

Furthermore, the Federal government has been discussing these very programs as it looks for ways to down size government. The Medicaid program may be impacted through block grant programs. Such a program would cap the federal funding of the program and should the state wish to retain the current level of services and programs, significant additional funding would have to be found. This is particularly true if the OBRA regulations were not repealed. The Medicare program is being examined for possible changes including implementing cost limits on ancillary services (such as therapy programs, equipment and diagnostic services), capital cost reductions, a continued freeze of the routine cost limits and, perhaps, a prospective payment system. The potential impact of such changes, either alone or in combination, cannot be determined at this time.

The Partnership owns nursing facilities in the States of Illinois, Texas and Alabama. Each state reimburses nursing facilities on a prospective basis, although Alabama is the only state which bases reimbursement on the nursing facilities' actual cost. Texas and Illinois use average cost derived from all filed cost reports. Texas reimburses nursing facilities on a patient specific need called Texas Index of Level of Effort (TILE). Illinois pays nursing facilities based upon different cost parameters, including paying additional incentives based on facility services provided. Each state has developed a wait and see attitude toward program changes until such time as the Federal government acts.

Information regarding industry segments is not applicable for the Partnership business.

Seasonality

The Partnership's revenue and operating income fluctuate from quarter to quarter and tend to be higher in the first and second quarter of each fiscal year. This seasonality is due primarily to the state Medicaid programs in which the Partnership operates, rate increases and census cycles.

SERVICES PROVIDED

Routine Services

All of the nursing facilities operated by the Partnership are licensed as skilled care facilities by the appropriate regulatory agencies. Routine services include the provision of skilled care services and assistance with activities of daily living, depending upon the needs of each resident. Skilled nursing care is rendered 24 hours per day by registered or licensed nurses and nurses aides.

Ancillary Services

The Partnership provides a variety of rehabilitative services at its facilities for residents. These services include physical, speech, occupational, and respiratory therapy programs. The Partnership continues to expand these services as the needs of its residents and the requirements of third-party payor programs warrants. In addition, the Partnership has added subacute care programs to several of its facilities.

                               ITEM 2. PROPERTIES


As of December 31, 1995, the following properties were owned by the
Partnership:

                                                                                   Average Daily Census
                            Date of        No. of                                  --------------------
     Property             Acquisition      Beds         Description       1995     1994    1993     1992    1991
     --------             -----------      ------       -----------       ----     ----    ----     ----    ----
Muscle Shoals, AL.           9/1/87          90        Nursing home         84       84      81       82      84
Shoals, AL.                  9/1/87         103        Nursing home        100      101     102      102     102
Oak Crest, AL.               9/1/87         109        Nursing home         94       96      99       99      97
University Manor, IL.        3/1/88         120        Nursing home        114      109     112      117     115
Medical Park                 7/1/88         183        Nursing home        174      179     180      181     181
   Decatur, AL.  (54.55% Interest)

In addition, the Partnership has invested in a joint venture consisting of two nursing homes with Medical Income Properties 2B Limited Partnership:

                                                                                                      Average Daily Census
                                   Date of        No. of                      Ownership               --------------------
     Property                    Acquisition      Beds       Description          %          1995     1994    1993     1992    1991
     --------                    -----------      ------     -----------      ---------      ----     ----    ----     ----    ----
Renaissance Place-Katy, TX.         5/1/88         130      Nursing home         50%          123      113     118      117     114
Renaissance Place-Humble, TX.       5/1/88         120      Nursing home         50%          118      118     117      117     116

A description of the Partnership's purchase of its properties is disclosed in Notes 1(f), 2, 4, 5 and 6 of the Notes to Financial Statements.


                           ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal actions against the Partnership. As noted in the financial statements note 10, however, the Partnership does have certain contingent liabilities.


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable.


                                    PART II


                ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP
                   UNITS AND RELATED SECURITY HOLDER MATTERS


There is no established public trading market for the Partnership Units. There were 1,786 limited partners as of March 4, 1996. Distributions paid per limited partner unit for each quarter in the last five years are incorporated by reference from Item 6 below.


                        ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the period January 1, 1991 to December 31, 1995 is shown below:

                                        (000's omitted except for per share data and distributions)
                                              1995       1994         1993       1992       1991
                                              ----       ----         ----       ----       ----
Summary of Operations:
  Total Revenue                            $ 19,050     17,906       16,607     16,037     14,036
  Operating Income                         $  1,941      1,994        2,624      2,373      1,422
  Net Income                               $  1,184      1,206        1,651      1,300        762

Per Share Data:
  Net Income per
  Limited Partner Unit                     $  59.09      60.20        82.36      64.87      38.02

Financial Condition:
  Total Assets                             $ 25,186     24,703       24,479     23,612     22,942
  Bonds, Notes and
     Capitalized Lease
        Obligations                        $  4,241      4,584        4,951      4,977      5,189
  Partners' Capital                        $ 16,260     16,233       16,218     15,319     14,520

Distributions per Limited Partner Unit:
  First Quarter                            $  15.00      12.50         8.75       5.00         --
  Second Quarter                           $  15.00      15.00         8.75       6.25         --
  Third Quarter                            $  15.00      15.00        10.00       6.25         --
  Fourth Quarter                           $  15.00      15.00        10.00       7.50       5.00

Quarterly Financial data for the period January 1, 1993 to December 31, 1995:
(000's omitted)

                                                1995
                              ------------------------------------------
                              1st Qtr.   2nd Qtr.   3rd Qtr.    4th Qtr.
                              --------   --------   --------    --------
Total Revenue                  $ 4,881    $ 4,841    $ 4,967     $ 4,361
Income from Operations             747        606        528          60
Net Income (Loss)                  591        495        401        (303)

                                                 1994
                              ------------------------------------------
                              1st Qtr.   2nd Qtr.   3rd Qtr.    4th Qtr.
                              --------   --------   --------    --------
Total Revenue                  $ 4,302    $ 4,412    $ 4,488     $ 4,704
Income from Operations             641        496        476         381
Net Income                         425        271        380         130

                                                 1993
                              ------------------------------------------
                              1st Qtr.   2nd Qtr.   3rd Qtr.    4th Qtr.
                              --------   --------   --------    --------
Total Revenue                  $ 3,970    $ 3,931    $ 4,108     $ 4,598
Income from Operations             555        456        658         955
Net Income                         292        236        447         676



                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Reserves

Cash and equivalents balances and marketable securities totaled $3,051,156 at December 31, 1995, an increase of $35,567 from December 31, 1994. Accounts receivable balances during the same period increased $370,200. The Partnership experienced increased accounts receivable balances primarily in Medicare and private payors due to increased Medicare usage and higher ancillary volumes. This increase was partially offset by a decline in the amount of Medicaid receivables due from the State of Illinois. During the year, those receivables decreased $257,000.

The Partnership spent $391,040 on capital expenditures in 1995 and expects to spend approximately $500,000 on similar expenditures in 1996. The Partnership had an outstanding certificate of need to construct a fourteen bed addition to its Shoals Nursing Home property which was allowed to lapse during 1995. We expect to submit a request in 1996 to allow for the transfer of approximately 10 beds from the Oak Crest Nursing Home to either the Shoals or Muscle Shoals location. If this project moves forward, the construction funds will come from present cash balances and cash provided by operations and not from additional borrowing.

In 1995, the Partnership paid regular distributions to its limited partners of $60.00 per unit. This distribution equaled a 6% return on the initial investment of $1,000 per unit. Although the Partnership expects to make distributions to its limited partners based upon cash flow generated from operations after considering cash required for debt obligations, necessary improvements to its properties and working capital reserves, no assurances can be given that distributions will be made in the future.

The Partnership has a $500,000 line of credit available to it should the need arise. At the present time, the Managing General Partner believes the Partnership has adequate working capital and does not believe it will be necessary to borrow additional funds.

Results of Operations

Fiscal Year 1995 Compared to 1994

Net income for the year was $1,184,339, compared to $1,206,438 in 1994. Revenue from patient services increased to $19,017,058 during the year, an increase of 6% over the prior year. The cost of nursing care, including ancillary services rose $965,000 between years due to higher labor costs, ancillary services and supply costs. Temporary labor costs declined $134,000 from the prior year level.

Professional care of patients costs by year are:

                                                            1995                      1994
                                                            ----                      ----
Salaries and Wages                                   $ 5,515,416                $ 5,114,186
Supplies and Pharmaceuticals                             740,854                    611,700
Ancillary Services Expense                             2,160,552                  1,661,797
Social Service and Activities                            320,187                    310,435
Medical Records                                           65,715                     62,918
Temporary Labor                                           46,869                    180,950
Other Expenses                                           356,192                    298,801
                                                     -----------                -----------
                                                     $ 9,205,785                $ 8,240,787
                                                     ===========                ===========

Dietary expenses rose $52,334 due to increased food and supply costs while Household and Plant costs increased $97,124, primarily due to higher labor, supplies and utilities expenses.

General and Administrative expenses by year are:

 Salaries and Wages                                  $   502,629                $   453,807
 Supplies                                                 54,296                     50,556
 Insurance                                               595,953                    665,557
 Management Fees                                         950,808                    914,238
 Cost Reimbursement                                      136,679                    147,110
 Property Tax                                             69,709                     55,586
 Accounting and Auditing                                 185,395                    184,757
 Telephone                                                52,921                     45,568
 Travel                                                   43,577                     52,404
 Other Expenses                                          298,764                    229,196
                                                     -----------                -----------
                                                     $ 2,890,731                $ 2,798,779
                                                     ===========                ===========

Insurance costs continue to decline due to improved controls on the workers compensation programs in the State of Alabama. Total other income/expenses, net totaled $756,889 for the year, a $31,065 improvement over the prior year. The earnings of the two Texas properties were substantially higher than the previous year, therefore increasing the Partnership share of joint venture income by $152,754. The minority interest arising from the operation of the Medical Park Nursing Home reflects improved earnings at that facility due to ancillary services utilization.

Fiscal Year 1994 Compared to 1993

Net income for the year ended December 31, 1994 was $1,206,438, compared to $1,650,574 for 1993. This decline in earnings was due to sharply higher operating expenses for the care of patients which could not be reflected in increased rates in the current year. These expenditures should be reflected in higher patient care rates in future periods.

Professional care of patient costs by year are:

                                                              1995                 1994
                                                              ----                 ----
         Salaries and Wages                              $ 5,114,186          $ 4,461,047
         Supplies and Pharmaceuticals                        611,700              478,020
         Ancillary Service Expense                         1,661,797              897,741
         Social Service and Activities                       310,435              285,804
         Medical Records                                      62,918               54,084
         Temporary Labor                                     180,950               93,344
         Other Expenses                                      298,801              242,756

                                                         -----------          -----------

                                                         $ 8,240,787          $ 6,512,796
                                                         ===========          ===========

Ancillary services include physical, occupational, and speech therapy programs that allow patients to have an improved quality of life and, in some cases, to be discharged to their homes. Expenses for salaries and wages include the cost of several new nursing positions which were added in response to the many regulatory changes being implemented by the various state and federal agencies. In addition, vacation pay was allocated to each department in 1994 instead of being included in Employee Health and Welfare accounts, as it was in previous years.

A recap of General and Administrative expenses include:

                                                               1994                 1993
                                                               ----                 ----
         Salaries and Wages                              $   453,807          $   409,137
         Supplies                                             50,556               41,104
         Insurance                                           665,557              751,997
         Management Fees                                     914,238              864,674
         Cost Reimbursement                                  147,110              137,579
         Property Tax                                         55,586               79,569
         Audit and Accounting                                184,757              153,545
         Telephone                                            45,568               42,377
         Travel                                               52,404               36,944
         Other Expenses                                      229,196              177,747

                                                         -----------          -----------

                                                         $ 2,798,779          $ 2,694,653
                                                         ===========          ===========

The decrease in insurance costs was due to improved controls on the workers compensation insurance programs, particularly in the State of Alabama.


Fiscal Year 1993 Compared to 1992

Net income increased in 1993 to $1,650,574, from $1,300,074 during 1992. Net patient service revenue was $16,570,880, an increase of 4% over the previous year, due primarily to higher room and board charges.

Expenses increased during the year by $320,023 due to general cost increases. The following chart compares the professional care of patients between fiscal years 1993 and 1992:

                                                                       1993               1992
                                                                       ----               ----
         Salaries and Wages                                       $ 4,461,047        $ 4,384,812
         Supplies and Pharmaceuticals                                 478,020            489,279
         Ancillary Service Costs                                      897,741            890,717
         Social Service and Activities                                285,804            268,885
         Medical Records                                               54,084             70,492
         Temporary Labor                                               93,344            114,804
         Other Expenses                                               242,756            218,472

                                                                  -----------        -----------

                                                                  $ 6,512,796        $ 6,437,461
                                                                  ===========        ===========

Dietary costs increased over the prior year by $39,047 due to higher food cost and increased salaries. Household and plant expenses increased due to higher utility costs of $37,914 and repairs and maintenance costs of $8,975. General and administrative costs totaled $2,694,653, for an increase of $48,136 over 1992. A recap of these expenses include:


                                                                        1993               1992
                                                                        ----               ----
         Salaries and Wages                                       $   409,137        $   390,027
         Supplies                                                      41,104             36,125
         Insurance                                                    751,977            702,212
         Management Fees                                              864,674            868,550
         Cost Reimbursement                                           137,579            114,791
         Property Tax                                                  79,569            107,111
         Audit and Accounting                                         153,545            176,312
         Telephone                                                     42,377             41,913
         Travel                                                        36,944             30,034
         Other expenses                                               177,747            179,442

                                                                  -----------        -----------

                                                                  $ 2,694,653        $ 2,646,517
                                                                  ===========        ===========

Employee health and welfare expenses totaled $1,017,491. These expenses were higher due to employment taxes, health insurance costs and vacation accruals. Interest income totaled $93,388, for an increase of $38,295 due to higher cash balances being maintained. Interest expense was $44,292 lower than 1992 due to lower debt balances and the debt refinancing completed in May 1993. Provider fees include amounts paid to the Alabama and Illinois Medicaid programs to enhance the Medicaid rates. During the year ended 1993, the Illinois program changed its provider fee and payment formula and the changes resulted in a net decrease in fees paid.


              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.



     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE

There were no changes of auditors for the Partnership during the fiscal years 1995 and 1994.

                                    PART III


         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. QualiCorp Management, Inc. (QMI), a Delaware corporation, is the Managing General Partner of the Partnership. The directors and executive officers of QMI as of December 31, 1995 are listed below. Directors serve for one year or until the next annual meeting of stockholders of QMI or until their successors are elected and qualified. QMI is a wholly-owned subsidiary of QualiCorp, Inc., a Louisiana corporation. The directors and executive officers of QualiCorp, Inc. are also listed below. The relationship of the Managing General Partner to its Affiliates is described under the caption "Conflicts of Interest" on pages 38 through 42 of the Prospectus, which pages are specifically incorporated by reference herein.

The directors and executive officers of QMI and QualiCorp, Inc. are as follows:

      Name                      Age     Principal Occupation During the Past Five Years
      ----                      ---     -----------------------------------------------
John M. DeBlois                 58      Chairman of the Board since 1981. Chairman of the Board of Qualicare, Inc., a hospital management company, from the mid 1970's to 1983.

John H. Stoddard                53      President and Chief Financial Officer from July 1, 1988.  Senior Vice President with Safecare Health Services, Inc., a health care management company, from
                                        September 1, 1985 to March 1988.  From May 1983 to August 1985, Treasurer,
                                        Continental Health Services, a health care management company.  Prior to May
                                        1993, was Vice President - Finance with Qualicare, Inc.

Wanda J. Honea                  38      Vice President - Investor Services from May 1990.  Office relocation consultant from October 1989 through April 1990.  From October 1988 to October 1990, Office
                                        Administrator for Hunton & Williams, a law firm.  Prior to 1988, administrative assistant at Hansell & Post.

Mr. DeBlois and Mr. Stoddard are Directors of QMI and Qualicorp, Inc. There are no family relationships among any of the above officers and/or directors.


                        ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no officers or directors. No director or officer of the Managing General Partner received any remuneration from the Partnership during the three years ended December 31, 1995. The Partnership paid to Qualicorp, Inc., the parent of QMI, the Managing General Partner, $136,679 as reimbursement for administrative expenses (primarily salaries) incurred during the year.


               ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

No executive officers or directors of QMI owned any Units in the Partnership at December 31, 1995. Qualicorp, Inc., parent of QMI, the Partnership's Managing General Partner, held 42 units in the Partnership at December 31, 1995.


           ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the five years ended December 31, 1995, QualiCorp, Inc., the parent of QMI, charged the Partnership for administrative services $136,679, $147,110, $137,579, $114,791, and $105,746.

Under the Partnership Agreement, the General Partners are entitled to participate in distributions of the Partnership's Cash Flow as described under the caption "Management Compensation" at pages 32 through 36 of the Prospectus. Cash distributions of $84,175, $80,671, $52,606, $35,074, and $7,016 were made to the General Partners during 1995, 1994, 1993, 1992, and 1991, respectively. The General Partners also share in the Partnership's net profits and net losses.

                                    PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1. Financial statements and supplementary information appear on a separate section of this Form 10-K commencing on pages referenced below:

         MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                                                                                       Page
                                                                                       ----
Independent Auditor's Report                                                           F-1

Financial Statements
    Balance Sheets                                                                     F-2
    Statements of Operations                                                           F-3
    Statements of Partners' Capital                                                    F-4
    Statements of Cash Flows                                                           F-5
    Notes to Financial Statements                                                      F-7

Information Accompanying the Basic Financial Statements
    Independent Auditor's Report on Additional Information                             F-18
    Schedule VIII - Valuation and Qualifying Accounts and Reserves
                      for Allowances for Doubtful Accounts                             F-19
    Schedule X - Consolidated Supplementary Income Statement Information               F-20
    Schedule XI - Real Estate and Accumulated Depreciation                             F-21

All schedules other than those indicated have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

THE TEXAS JOINT VENTURE

                                                                                       Page
                                                                                       ----
Independent Auditor's Report                                                           F-22

Financial Statements
    Balance Sheets                                                                     F-23
    Statements of Operations                                                           F-24
    Statements of Partners' Capital                                                    F-25
    Statements of Cash Flows                                                           F-26
    Notes to Financial Statements                                                      F-28

Information Accompanying the Basic Financial Statements
    Independent Auditor's Report on Additional Information                             F-35
    Schedule VIII - Valuation and Qualifying Accounts and Reserves for
         Allowance for Doubtful Accounts                                               F-36
    Schedule X - Consolidated Supplementary Income Statement Information               F-37
    Schedule XI - Real Estate and Accumulated Depreciation                             F-38

All schedules other than those indicated have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         2.      Exhibits

         3-A. The prospectus of the Partnership dated October 22, 1986, as amended October 23, 1986, October 29, 1986 and supplemented on February 26, 1987 and filed pursuant to Rule 424(b) is hereby incorporated herein by reference.

         3-B. Amended and restated agreement of Limited Partnership set forth as Exhibit A to the prospectus, incorporated herein by reference.

(b) No report on Form 8-K has been filed during the fourth quarter of the fiscal year ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL INCOME  PROPERTIES 2A
         LIMITED PARTNERSHIP

         QUALICORP MANAGEMENT, INC.
         Managing General Partner


By: /s/ John H. Stoddard                                  Date: March 15, 1996
    -----------------------------------------
     John H. Stoddard
     President, Director, Chief Financial
     Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                         Position                     Date
         ----                         --------                     ----
/s/ John M. DeBlois               Chairman of the Board        March 15, 1996
---------------------------
John M. DeBlois

/s/ John H. Stoddard              President, Director,         March 15, 1996
---------------------------       Chief Financial Officer
John H. Stoddard                  and Principal Accounting
                                  Officer


                              SELF & MAPLES, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS

                             ONEONTA, ALABAMA 35121


THOMAS E. SELF, C.P.A.                                AMERICAN INSTITUTE
DON MAPLES, C.P.A.                              OF CERTIFIED PUBLIC ACCOUNTANTS
B. MARTIN COPELAND, C.P.A.
   -------                                              ALABAMA SOCIETY
CONNIE T. HARVEY, C.P.A.                        OF CERTIFIED PUBLIC ACCOUNTANTS
RANDY M. JOHNSTON, C.P.A.                                   -------
ROGER D. LOGGINS, C.P.A.                             1601 2ND AVENUE EAST
MARK S. SIMS, C.P.A.                                     P.O. BOX 489
LINDA ROMBERG YORK, C.P.A.                          ONEONTA, ALABAMA 35121
GWIN E. DAVIS, P.A.                                         -------
ROYCE E. GARGUS, P.A.                             TELEPHONE:  (205) 625-3472
                                                  TELECOPIER: (205) 274-0182



                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Medical Income Properties 2A Limited Partnership

We have audited the balance sheets of Medical Income Properties 2A Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Income Properties 2A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


/s/ Self & Maples, P.A.
-----------------------
    Self & Maples, P.A.

January 26, 1996
Oneonta, Alabama

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                                   1995                  1994
                                                               -----------           -----------
               ASSETS
               ------

Current assets
  Cash and equivalents                                         $   889,401           $   864,318
  Marketable securitites                                         2,161,755             2,151,271
  Accounts receivable, net of allowance
     for doubtful accounts of $190,934
     in 1995 and $168,203 in 1994                                2,634,141             2,263,954
  Estimated settlements due from third parties                     485,609               363,385
  Prepaid expenses and other assets                                110,667               240,729
                                                               -----------           -----------
     Total current assets                                        6,281,573             5,883,657

Investment in joint ventures                                     4,718,713             4,628,512
Property, plant and equipment, net
   of accumulated depreciation                                  13,394,031            13,756,481
Deferred financing costs, net of
   accumulated amortization of
   $39,294 in 1995 and $24,514 in 1994                              37,326                52,106
Due from affiliates                                                754,471               382,517
                                                               -----------           -----------

     Total assets                                              $25,186,114           $24,703,273
                                                               ===========           ===========

    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------

Current liabilities
  Current portion of long term debt                            $   337,075           $   338,739
  Accounts payable                                                 870,895               640,042
  Accrued payroll and payroll taxes                                259,497               238,086
  Accrued vacation                                                 207,362               196,686
  Accrued insurance                                                 65,028               226,018
  Accrued management fees                                           79,234               131,274
  Patient deposits and trust liabilities                            97,569                92,510
  Other accrued expenses                                            92,522               114,579
  Estimated settlements due to third parties                       453,166               112,772
  Due to affiliates                                                243,814               101,526
                                                               -----------           -----------
     Total current liabilities                                   2,706,162             2,192,232

Bonds, notes and capital lease obligations                       3,903,921             4,245,657
                                                               -----------           -----------
     Total liabilities                                           6,610,083             6,437,889

Venture partners' minority interest                              2,315,986             2,031,996
                                                               -----------           -----------

Partners' capital
   Limited partners                                             16,250,393            16,225,603
   General partners                                                  9,652                 7,785
                                                               -----------           -----------
     Total partners' capital                                    16,260,045            16,233,388
                                                               -----------           -----------

     Total liabilities and partners' capital                   $25,186,114           $24,703,273
                                                               ===========           ===========


       The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                     1995                      1994                    1993
                                                 -----------               -----------             -----------
Revenues
   Net patient service revenue                   $19,017,059               $17,872,338             $16,570,880
   Other revenue                                      32,618                    34,056                  36,480
                                                 -----------               -----------             -----------

      Total revenue                               19,049,677                17,906,394              16,607,360
                                                 -----------               -----------             -----------

Operating expenses
   Professional care of patients                   9,205,785                 8,240,787               6,512,796
   Dietary                                         1,609,770                 1,557,436               1,492,315
   Household and plant                             1,714,594                 1,617,470               1,475,210
   General and administrative                      2,890,731                 2,798,779               2,694,653
   Employee health and welfare                       919,299                   925,354               1,017,491
   Depreciation and amortization                     768,270                   772,176                 791,288
                                                 -----------               -----------             -----------

      Total operating expenses                    17,108,449                15,912,002              13,983,753
                                                 -----------               -----------             -----------

      Operating income                             1,941,228                 1,994,392               2,623,607
                                                 -----------               -----------             -----------

Other income (expenses)
   Interest income                                   157,839                   152,591                  93,388
   Interest expense                                 (419,354)                 (380,587)               (363,374)
   Provider fees                                    (550,681)                 (540,739)               (666,405)
   Minority interest in
     consolidated joint venture                     (324,895)                 (246,667)               (294,399)
   Partnership share of
     unconsolidated joint
     venture income                                  380,202                   227,448                 257,757
                                                 -----------               -----------             -----------

      Total other income
        (expenses)                                  (756,889)                 (787,954)               (973,033)
                                                 -----------               -----------             -----------

      Net income                                 $ 1,184,339               $ 1,206,438             $ 1,650,574
                                                 ===========               ===========             ===========

Net income attributable
   to limited partners (93%)                     $ 1,101,435               $ 1,121,987             $ 1,535,034
Net income attributable
   to general partners (7%)                           82,904                    84,451                 115,540
                                                 -----------               -----------             -----------

                                                 $ 1,184,339               $ 1,206,438             $ 1,650,574
                                                 ===========               ===========             ===========

Net income per weighted
   average limited partnership
   unit outstanding                              $     59.09               $     60.20             $     82.36
                                                 ===========               ===========             ===========



       The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                        Limited Partners
                                   ---------------------------         General
                                    Units             Amount           Partners              Total
                                   ------          -----------         ----------         -----------
Partners' capital
  (deficit) at
  December 31, 1992               $18,639          $15,375,359         $ (56,214)         $15,319,145

   Distributions to
   partners ($37.50 per
   limited partnership
   unit outstanding)                  -               (698,962)          (52,606)            (751,568)

   Net income                         -              1,535,034           115,540            1,650,574
                                  -------          -----------         ---------          -----------

Partners' capital at
  December 31, 1993                18,639           16,211,431             6,720           16,218,151

   Distributions to
   partners ($57.50 per
   limited partnership
   unit outstanding)                  -             (1,071,744)          (80,671)          (1,152,415)

   Net income                         -              1,121,987            84,451            1,206,438

   Unrealized loss on
   marketable securities
   available for sale                 -                (36,071)           (2,715)             (38,786)
                                  -------          -----------         ---------          -----------

Partners' capital at
  December 31, 1994                18,639           16,225,603             7,785           16,233,388

   Distributions to
   partners ($60.00 per
   limited partnership
   unit outstanding)                  -             (1,118,339)          (84,175)          (1,202,514)

   Net income                         -              1,101,435            82,904            1,184,339

   Unrealized gain on
   marketable securities
   available for sale                 -                 41,694             3,138               44,832
                                  -------          -----------         ---------          -----------

Partners' capital at
  December 31, 1995               $18,639          $16,250,393         $   9,652          $16,260,045
                                  =======          ===========         =========          ===========



       The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                     1995                1994                1993
                                                 -----------         -----------         -----------
Cash flows from operating activities:

  Cash received from patient care                $18,869,199         $17,291,338         $16,331,974
  Interest and dividends received                    159,582             125,965              93,388
  Other operating receipts                            32,618              34,056              36,480
  Cash paid to suppliers and employees           (16,177,204)        (14,858,368)        (13,373,171)
  Interest paid                                     (419,354)           (380,587)           (363,374)
  Provider fees                                     (550,681)           (540,739)           (666,405)
                                                 -----------         -----------         -----------

  Net cash provided by operations                  1,914,160           1,671,665           2,058,892
                                                 -----------         -----------         -----------

Cash flows from investing activities:

  Purchases of marketable securities                (755,533)         (2,169,477)               -
  Proceeds from sales of
    marketable securities                            783,981                -                   -
  Acquisitions of property                          (391,040)           (353,775)            (75,399)
  Distributions from joint ventures                  290,000             189,999              90,000
                                                 -----------         -----------         -----------

  Net cash provided (used)
   by investing activities                           (72,592)         (2,333,253)             14,601
                                                 -----------         -----------         -----------

Cash flows from financing activities:

  Distributions to partners                       (1,202,514)         (1,152,415)           (751,568)
  Payments on long-term debt and
    lease obligations                               (343,400)           (367,156)            (24,816)
  Net related party transactions                    (229,666)           (150,708)            125,368
  Distributions to venture partners                  (40,905)            (86,355)           (131,805)
                                                 -----------         -----------         -----------

  Net cash used by financing activities           (1,816,485)         (1,756,634)           (782,821)
                                                 -----------         -----------         -----------

Net increase (decrease) in cash and
    equivalents                                       25,083          (2,418,222)          1,290,672

Cash and equivalents, beginning of year              864,318           3,282,540           1,991,868
                                                 -----------         -----------         -----------

Cash and cash equivalents, end of year           $   889,401         $   864,318         $ 3,282,540
                                                 ===========         ===========         ===========


       The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                     1995                1994                1993
                                                 -----------         -----------         -----------
Reconciliation of net income to net cash
  provided by operating activities:

  Net income                                     $ 1,184,339         $ 1,206,438         $ 1,650,574
                                                 -----------         -----------         -----------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation and amortization                    768,270             772,176             791,288
    (Increase) decrease in interest
      receivable, securities premium
      amortization and securities
      discount amortization                            1,743             (26,626)               -
    Partnership share of
      unconsolidated joint
      venture (income) loss                         (380,202)           (227,448)           (257,757)
    Minority interest in
      consolidated joint
      venture income (loss)                          324,895             246,667             294,399
    Provision for losses on accounts
      receivable                                      22,731              21,058             (28,236)
    (Increase) decrease in
      accounts receivable                           (388,761)           (670,429)            152,850
    (Increase) decrease in
      third party receivables                       (122,224)             (1,184)           (285,475)
    (Increase) decrease in prepaid
      expenses and other assets                      130,062             (93,140)             41,184
    Increase (decrease) in accounts
      payable and accrued expenses                    32,913             374,598            (221,890)
    Increase (decrease) in
      third party payables                           340,394              69,555             (78,045)
                                                 -----------         -----------         -----------

    Total adjustments                                729,821             465,227             408,318
                                                 -----------         -----------         -----------

  Net cash provided by operations                $ 1,914,160         $ 1,671,665         $ 2,058,892
                                                 ===========         ===========         ===========

Supplemental schedule of noncash investing and financing activities:

  Unrealized gain (loss) on marketable
    securities available for sale                     44,832             (38,786)               -
  Note payable used to pay existing debt                -                   -              3,883,835



       The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)    Organization

                 Medical Income Properties 2A Limited Partnership (the Partnership) is a Delaware limited partnership formed on May 14, 1986 that is engaged in the business of acquiring, operating and holding for investment purposes, income-producing, health care related properties, primarily nursing homes. The Partnership is one of a series of three partnerships as represented by the Partnership Prospectus (Prospectus) dated October 22, 1986, providing for the sale of 10,000 units at $1,000 per unit (with an option to increase to 20,000 units per partnership). The Partnership's first closing on the sale of units was December 9, 1986. The offering closed on June 2, 1987. For the period May 15, 1986 (inception) to August 31, 1987, the Partnership was in the development stage. On September 1, 1987, the Partnership began acquiring property.

                 The general partners are QualiCorp Management, Inc. (a wholly-owned subsidiary of QualiCorp, Inc.) and QualiCorp Capital, Inc.


          (b)    Allocation of Net Profits and Net Losses

                 Net profits and net losses shall be determined and allocated as of December 31 of each year, as follows:

                 - Net profits (losses) (exclusive of net profits (losses) attributable to the sale or disposition of Partnership properties) are allocated 93% to the limited partners and 7% to the general partners.

                 - Net profits attributable to the sale or disposition of a Partnership property shall be allocated as follows:

                          - First, to limited partners with negative balances in their capital accounts in proportion to such negative balances, to the extent of the total of such negative balances;

                          - Second, 1% to the general partners and 99% to the limited partners until the capital account of each limited partner is equal to his capital investment; and

                          - Third, the balance, if any, 85% to the limited partners and 15% to the general partners.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



                 - Net losses attributable to the sale or disposition of a Partnership property shall be allocated in a manner similar to above, except that limited and general partner accounts would be reduced pro rata to the amount of their respective capital investments, then, pro rata to zero, and for any remaining loss, 93% to the limited partners and 7% to the general partners.

          (c)    Cash Distributions

                 Cash distributions shall be made quarterly within 45 days after the end of the quarter. Cash flow shall be distributed 93% to the limited partners and 7% to the general partners. Sale or financing proceeds shall be distributed first to creditors and then to the limited partners to the extent of their original capital contribution and then the remainder shall be distributed 85% to the limited partners and 15% to the general partners.

          (d)    Per Unit Information

                 Limited partnership information per unit is based on units outstanding of 18,639 in 1995, 1994 and 1993.

          (e)    Patient Service Revenue

                 Patient service revenue is recorded at the nursing homes' established rates with contractual adjustments ($6,182,176 in 1995, $4,915,980 in 1994, and $3,180,670 in 1993), provision for uncollectible accounts, bad debts ($22,731 in 1995, $21,058 in 1994, and $(28,236) in 1993) and other discounts deducted to arrive at net patient service revenue.

                 Net patient revenue includes amounts estimated by management to be reimbursable by Medicare, Medicaid and other third-party programs under the provisions of cost and prospective payment reimbursement formulas in effect. Amounts received under these programs are generally less than the established billing rates of the nursing homes and the difference is reported as a contractual adjustment and deducted from gross revenue. The nursing homes recognize currently estimated final settlements due from or to third-party programs.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



                 Final determination of amounts earned is subject to audit by the intermediaries. Differences between estimated provisions and final settlement will be reflected as charges or credits to operating revenues in the year the cost reports are finalized.

          (f)    Property, Plant and Equipment

                 Property, plant and equipment is stated at cost. Items capitalized under capital lease obligations are recorded at their fair market value at the inception of the lease. Depreciation of the buildings is provided over their estimated useful lives of thirty years on the straight-line method. Equipment and other personal property are depreciated over five to seven years on the straight-line method.

          (g)    Income Taxes

                 Taxable income is allocated to the individual partners and, therefore, no income taxes have been provided for in these financial statements.

          (h)    Cash Equivalents Policy

                 For the purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

          (i)    Uninsured Cash Balances

                 The Partnership maintains cash balances in several banks. Cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $380,063 at December 31, 1995 and $2,668,102 at December 31, 1994. The 1995 amount includes the total of commingled funds discussed in Note 7., since the amount in excess of FDIC limits related to these funds is not determinable.

          (j)    Marketable Securities

                 The classification of marketable securities is determined at the date of purchase. Gains or losses on the sale of securities are recognized on a specific identification basis. Marketable securities represent an investment of excess funds as a part of the Partnership's cash management policies.
                 These securities are considered to be available for sale under Statement of Financial Accounting Standards No. 115 and are, thus, stated at fair value. Unrealized gains and losses are

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



                 recognized as a component of partners' capital as is required by SFAS No. 115.

          (k)    Uses of Estimates

                 Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Note 2.   ACQUISITIONS

          On September 1, 1987, the Partnership acquired Muscle Shoals Nursing Home, Oak Crest Nursing Home, and Shoals Nursing Home located in Alabama for $6,625,000 plus capitalized acquisition costs and fees of $165,612. In 1988 an additional $344,631 of acquisition costs and fees were capitalized. While the transaction is recorded as a purchase, the property was subject to a capitalized lease obligation (see Note 6) of $1,685,000. Title is held by a governmental entity until the lease obligation expires in 2008, at which time title passes to the Partnership. In 1993 the mortgage associated with this capitalized lease was repaid with proceeds of a new mortgage note (see Note 6). The lease continues at $1 per year until the lease expires.

          On March 1, 1988, the Partnership acquired Edwardsville West Nursing Home, now known as University Manor, located in Illinois for $4,200,000 plus capitalized acquisition fees and costs of $311,738. The property was subject to Industrial Revenue Bonds outstanding of $1,269,723.

          On July 1, 1988, the Partnership acquired 54.55% of Medical Park Nursing Home (The Alabama Joint Venture) located in Alabama for $2,782,050 plus capitalized acquisition costs of $206,893. Medical Income Properties 2B Limited Partnership (MIP2B) purchased the remaining 45.45% of Medical Park. The assets and liabilities of Medical Park have been consolidated in the financial statements of the Partnership with a minority interest in 45.45% of the net assets recorded.

          Medical Park's equity at December 31, 1995 and 1994 was $5,097,502 and $4,452,599, respectively, and it had net income of $714,840, $542,722 and $647,742 for the years ended December 31, 1995, 1994 and 1993, respectively.

          The acquisitions have been accounted for under the purchase method of accounting. Consequently, only operations subsequent to the acquisition date have been included in the accompanying financial statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



Note 3.   MARKETABLE SECURITIES

          Marketable securities consist of U.S. Treasury securities. The following schedule summarizes marketable securities activity for the years ended December 31, 1995 and 1994:

                                                                                   1995                     1994
                                                                                   ----                     ----
          Beginning balance, amortized cost                                    $2,190,057               $    -
          Purchase of marketable securities                                       755,533                2,857,634
          Redemption of investments                                              (783,981)                (688,157)
          Net amortization of premiums and
            accretion of discounts                                                 (5,900)                  20,580
                                                                               ----------               ----------

          Amortized cost                                                        2,155,709                2,190,057

          Gross unrealized loss                                                     6,046                  (38,786)
                                                                               ----------               ----------

          Fair value                                                           $2,161,755               $2,151,271
                                                                               ==========               ==========

          The maturities of investment securities at December 31, 1995 were as follows:

          Due in one year or less                    $1,401,675
          Due in two years or less                   754,034
                                                     ----------

                                                     $2,155,709
                                                     ==========

Note 4.   INVESTMENT IN JOINT VENTURES

          The Partnership has invested in two joint ventures with MIP2B, an affiliated limited partnership.

          The Alabama Joint Venture

          The Alabama Joint Venture includes only Medical Park which is accounted for as a purchase and is consolidated in these financial statements as described in Note 2 above.

          The Texas Joint Venture

          The Texas Joint Venture is accounted for under the equity method. On May 1, 1988 the Partnership purchased 50% of the Renaissance Place - Katy Nursing Home located in Texas for $2,736,250 plus capitalized acquisition costs and fees of $254,645. Also, on the same date, the Partnership purchased 50% of Renaissance Place - Humble Nursing Home located in Texas for $2,243,750 plus capitalized acquisition costs and fees of $114,406.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



          The condensed balance sheet information for the investment in joint venture as of December 31, 1995 and 1994 and operating statement information for each of the years in the three-year period ending December 31, 1995 is as follows:

          Katy                                                   1995             1994
          ----                                                   ----             ----
          Current assets                                    $ 1,684,094       $ 1,411,011
          Long term assets                                    5,048,138         4,898,053
                                                            -----------       -----------

             Total assets                                   $ 6,732,232       $ 6,309,064
                                                            ===========       ===========

          Current liabilities                                   684,328           610,922
          Long term liabilities                                    -                -
          Equity                                              6,047,904         5,698,142
                                                            -----------       -----------

             Total liabilities
               and equity                                   $ 6,732,232       $ 6,309,064
                                                            ===========       ===========

          Partnership's investment
            at December 31,
            1995 and 1994                                   $ 3,023,952       $ 2,849,071
                                                            ===========       ===========

                                                                 1995             1994             1993
                                                                 ----             ----             ----
          Revenues                                          $ 4,985,129       $ 3,700,538      $ 3,291,225
          Expenses                                            4,362,005         3,505,169        3,038,817
                                                            -----------       -----------      -----------

             Net income                                     $   623,124       $   195,369      $   252,408
                                                            ===========       ===========      ===========

          Humble                                                  1995              1994
          ------                                                  ----              ----

          Current assets                                    $ 1,140,926       $ 1,424,629
          Long term assets                                    3,651,762         3,540,311
                                                            -----------       -----------

             Total assets                                   $ 4,792,688       $ 4,964,940
                                                            ===========       ===========

          Current liabilities                                   703,933           681,728
          Long term liabilities                                 691,850           752,347
          Equity                                              3,396,905         3,530,865
                                                            -----------       -----------

             Total liabilities
               and equity                                   $ 4,792,688       $ 4,964,940
                                                            ===========       ===========

          Partnership's investment
            at December 31,
            1995 and 1994                                   $ 1,698,453       $ 1,765,433
                                                            ===========       ===========

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



          Humble (con't)                                         1995             1994             1993
          ------                                                 ----             ----             ----
          Revenues                                          $ 3,664,088       $ 3,373,417      $ 3,107,004
          Expenses                                            3,526,809         3,113,890        2,843,900
                                                            -----------       -----------      -----------

             Net income                                     $   137,279       $   259,527      $   263,104
                                                            ===========       ===========      ===========

Note 5.   PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment is recorded at cost and consists of the following at December 31, 1995 and 1994:

                                                                                   1995             1994
                                                                                   ----             ----
          Land                                                                $   493,528      $   482,000
          Buildings and improvements                                           10,141,958       10,031,300
          Furniture and equipment                                               2,076,727        1,715,532
          Property under capitalized lease                                      6,550,539        6,642,882
                                                                              -----------      -----------

            Total                                                              19,262,752       18,871,714
          Accumulated depreciation                                             (5,868,721)      (5,115,233)
                                                                              -----------      -----------

            Net property plant and equipment                                  $13,394,031      $13,756,481
                                                                              ===========      ===========

Note 6.   DEBT OBLIGATIONS

          Debt obligations consisted of the following at December 31, 1995 and 1995:

                                                                                  1995             1994
                                                                                  ----             ----
          Mortgage notes secured by interest in capitalized lease
          with interest at prime plus 1% (9.5% at December 31,
          1995 and December 31, 1994) payable in 60 payments of
          $22,728 plus interest through April 26, 1998, with a
          balloon payment due May 26, 1998                                    $ 3,386,439      $ 3,659,173

          Industrial Revenue Bonds secured by real estate, payable
          at a variable rate of interest (8.225% at December 31, 1995 and 7.285% at December 31, 1994) with monthly principal and interest payments of $11,020 through April 1, 2005.  The
          interest rate is adjusted every May 1 and November 1.                   854,557          915,939

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



          Capitalized leases on various pieces of minor equipment
          payable monthly at interest rates from 9% to 10%                          -                9,284
                                                                              -----------      -----------
                                                                                4,240,996        4,584,396
          Less amounts due in one year or less                                    337,075          338,739
                                                                              -----------      -----------
                                                                              $ 3,903,921      $ 4,245,657
                                                                              ===========      ===========

          The aggregate annual maturities of bonds and notes payable for the succeeding five fiscal years are as follows:

                                                        1996                       $  337,075
                                                        1997                          342,571
                                                        1998                        2,916,775
                                                        1999                           82,278
                                                        2000                           89,307
                                                  Thereafter                          472,990
                                                                                   ----------
                                                                                   $4,240,996
                                                                                   ==========

          The Partnership leases certain property, plant and equipment under a capital lease. The mortgage associated with this capital lease obligation was repaid in 1993 (see Note 2). The capital lease expires in 2008. Principal payments in various amounts are payable monthly under the minor equipment leases.

          The mortgage note is secured by all real estate owned by the Partnership. The General Partner of MIP2A has guaranteed the debt, as well as pledged its stock and partnership interest. The management company (See Note 9) has also guaranteed the debt and entered into a negative pledge agreement whereby they will not pledge, transfer or encumber their stock while the loan is outstanding. All management fees are subordinate to the debt.

Note 7.   RELATED PARTY TRANSACTIONS

          QualiCorp, Inc. charged the Partnership $136,679 in 1995, $147,110 in 1994 and $137,579 in 1993 for administrative expenses (primarily salaries).

          As a result of the consolidation of Medical Park as described in Note
          2. above, amounts due to The Alabama Joint Venture from MIP2B are included in the amounts due from affiliates. Details of the amounts due from affiliates at December 31 are as follows:

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



                                                                                   1995             1994
                                                                                   ----             ----
          Due from affiliates of the general partner                           $  371,954            -
          Due from MIP2B                                                          382,517          382,517
                                                                               ----------       ----------
                                                                               $  754,471       $  382,517
                                                                               ==========       ==========

          Details of the amounts due to affiliates at December 31 are as follows:

                                                                                   1995             1994
                                                                                   ----             ----
          Due to QualiCorp, Inc.                                               $   31,358       $   17,679
          Due to The Texas Joint Venture                                          212,456           83,847
                                                                               ----------       ----------
                                                                               $  243,814       $  101,526
                                                                               ==========       ==========

          During the year, the General Partners established a pooled investment account in which the General Partners and the partnerships in which they act as general partners could participate. This account was used by those entities to invest overnight cash balances, and borrow funds when an entity needed temporary access to funds. Each entity received its share of interest earned monthly, and was charged interest on any funds borrowed.

          The Articles of Limited Partnership of the partnerships involved state that no General Partner shall have the authority to cause those partnerships to make loans other than in connection with the purchase, sale or disposition of partnership property. The Articles of Limited Partnership of those partnerships also state that the partnerships' funds may not be commingled with any other entities' funds except as necessary for the operation of those partnerships.

          At December 31, 1995, the Partnership had loaned $371,954 to the other entities, and had earned interest of $33,229 from this arrangement.

Note 8.   INCOME TAXES

          No provision for income taxes is made in the financial statements since taxable income is reported in the income tax returns of its partners. Differences between the net income as reported in the financial statements and Federal taxable income arise from the nature and timing of certain revenue and expense items. The following is a reconciliation of reported net income and Federal taxable income:

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



                                                                 1995             1994             1993
                                                                 ----             ----             ----
          Net income as reported                            $ 1,184,339       $ 1,206,438      $ 1,650,574
          Adjustments:
            Depreciation differences                             34,742            60,405           42,550
            Insurance deductible                                (76,360)                            76,360
            Bad debt reserve                                     71,255            10,571          (49,402)
            Vacation accrual                                     21,768            23,613           18,092
            Nondeductible meals, and
             entertainment                                       27,867            12,725            8,832
                                                            -----------       -----------      -----------
              Federal taxable income                        $ 1,263,611       $ 1,313,752      $ 1,747,006
                                                            ===========       ===========      ===========

          Federal taxable income per limited
          partnership unit outstanding                           $63.05            $65.55           $87.17
                                                            ===========       ===========      ===========

Note 9.   CONTRACTUAL AGREEMENTS

          In 1988, the Partnership entered into management agreements whereby the Manager is required to perform certain services at each of the nursing facilities. Each of the agreements had an initial five-year term with one additional five-year option that was exercised in 1993. Fees were based on 6% of gross collected operating revenues through June 30, 1992. Thereafter they were based on 5% of gross collected operating revenues, but not less than $816,000 in a calendar year and were increased by an inflation factor after 1992. The Manager has a right of first refusal to match a bona fide offer made by an outside party to purchase or lease each of the nursing facilities.
          The management agreements, as amended, contained a termination clause.

          The management agreements were amended on January 1, 1995. The amendments call for fixed monthly management fees totaling $79,234 with a cost of living factor equal to the greater of 4% per annum or the increase in the Consumer Price Index or such other measure mutually agreeable to the parties. The agreements expire December 31, 1998. The termination on sale clauses were amended to base the fees on a sum equal to the discounted present value of the monthly management fees as of the date of termination of the agreements times the number of months remaining in the management agreements discounted to the date of termination at an annual interest rate of ten percent (10%).

          Management fees charged to the Partnership were $950,808 in 1995, $914,238 in 1994, and $864,674 in 1993.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



Note 10.  CONTINGENCY

          On May 1, 1990, the Texas Joint Venture, of which the Partnership owns 50%, began self insuring its workmen's compensation claims for two nursing home facilities located in Texas. Accrued liabilities have been estimated to cover all asserted and unasserted claims and assessments and funds have been escrowed to cover such claims.

          The Partnership maintains insurance or reserves which it believes are adequate to meet the needs of the Partnership. While the Partnership has been named as a defendant in several lawsuits, nothing has come to the attention of the Partnership which leads it to believe that it is exposed to a risk of material loss not covered by insurance or reserves.

Note 11.  RENTALS UNDER OPERATING LEASES

          The Partnership leases certain minor equipment under various operating leases. The following is a schedule by years of minimum future rentals on operating leases as of December 31, 1995:

                                                          1996                                $  7,146
                                                          1997                                   1,851
                                                                                              --------

          Total minimum future rentals                                                        $  8,997
                                                                                              ========

Note 12.  MAJOR SOURCES OF REVENUE

          The Partnership provides patient care services under various third party agreements. The principal sources of revenue under these contracts are derived primarily through the Medicaid and Medicare programs, as well as contracts with private pay patients who do not qualify for assistance from the other programs. The percentage of the Joint Venture's income from each of these sources for the years ended December 31, 1995, 1994, and 1993 is as follows:

                                                                 1995             1994             1993
                                                                 ----             ----             ----
          Private pay patients                                  16.18%            17.73%           22.12%
          Medicaid                                              65.72%            64.55%           67.12%
          Medicare                                              18.10%            17.72%           10.76%
                                                               ------            ------           ------

             Total                                             100.00%           100.00%          100.00%
                                                               ======            ======           ======

          The percentage attributable to private pay patients includes only amounts due for services where the primary payer is a private source. The Medicaid and Medicare percentages include amounts due from those programs as well as the patient's financial responsibility incurred under these contracts.

                              SELF & MAPLES, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS

                             ONEONTA, ALABAMA 35121

THOMAS E. SELF, C.P.A.                                 AMERICAN INSTITUTE
DON MAPLES, C.P.A                               OF CERTIFIED PUBLIC ACCOUNTANTS
B. MARTIN COPELAND, C.P.A.
   -------                                              ALABAMA SOCIETY
CONNIE T. HARVEY, C.P.A.                        OF CERTIFIED PUBLIC ACCOUNTANTS
RANDY M. JOHNSTON, C.P.A.                                   -------
ROGER D. LOGGINS, C.P.A.                              1601 2ND AVENUE EAST
MARK S. SIMS, C.P.A.                                      P.O. BOX 489
LINDA ROMBERG YORK, C.P.A.                           ONEONTA, ALABAMA 35121
GWIN E. DAVIS, P.A.                                         -------
ROYCE E. GARGUS, P.A.                              TELEPHONE:  (205) 625-3472
                                                   TELECOPIER: (205) 274-0182

                          INDEPENDENT AUDITOR'S REPORT
                           ON ADDITIONAL INFORMATION


To the Partners
Medical Income Properties 2A Limited Partnership

Our report on our audits of the basic financial statements of Medical Income Properties 2A Limited Partnership for 1995 appears on page 1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts and Reserves for Allowances for Doubtful Accounts, Schedule of Consolidated Supplementary Income Statement Information, and Schedule of Real Estate and Accumulated Depreciation are presented for purposes of additional analysis and are not required parts of the basic financial statements. Such information has been subjected to the auditing procedures applied to the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Self & Maples, P.A.
-----------------------
    Self & Maples, P.A.

January 26, 1996
Oneonta, Alabama

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP
                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS
               AND RESERVES FOR ALLOWANCES FOR DOUBTFUL ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                 1995             1994             1993
                                                              ---------        ---------        ---------
Balance at beginning of year                                  $ 168,203        $ 147,145        $ 175,381

Charged to patient service revenue                              (93,597)         (59,198)         (35,626)

Write-offs                                                      116,328           80,256            7,390

                                                              ---------        ---------        ---------
Balance at end of year                                        $ 190,934        $ 168,203        $ 147,145
                                                              =========        =========        =========

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP
                                   SCHEDULE X
            CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                 1995             1994             1993
                                                             -----------      -----------      -----------
Professional care of patients
         Salaries and wages                                  $ 5,515,416      $ 5,114,186      $ 4,461,047
         Ancillary service expenses                            2,160,552        1,661,797          897,741
         Supplies and pharmaceuticals                            740,854          611,700          478,020
         Temporary labor                                          46,869          180,950           93,344

General and administrative
         Salaries and wages                                      502,629          453,807          409,137
         Accounting and auditing                                 185,395          184,757          153,545
         Insurance                                               595,953          665,557          751,977
         Property tax                                             69,709           55,586           79,569
         Management fees                                         950,808          914,238          864,674
         Cost reimbursement                                      136,679          147,110          137,579

Dietary
         Food cost                                               748,440          726,976          741,225

Household and plant
         Repairs and maintenance                                 210,971          210,299          171,838
         Utilities                                               482,949          445,174          450,093

Depreciation                                                 $   753,489      $   757,395      $   758,973
                                                             ===========      ===========      ===========

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP
                                  SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1995



                                        INITIAL COST          COSTS CAPITALIZED               GROSS AMOUNT AT WHICH CARRIED
                                      TO PARTNERSHIP(A)         SUBSEQUENT TO                   AS OF DECEMBER 31, 1995(B)
                                                                 ACQUISITION
                                                  BUILDING AND                    CARRYING              BUILDING AND
      DESCRIPTION        ENCUMBRANCES     LAND    IMPROVEMENTS  IMPROVEMENTS        COST        LAND    IMPROVEMENTS       TOTAL
-----------------------  ------------    -----    ------------  -----------        --------    -------  -------------    ---------
MUSCLE SHOALS             $  413,890    $ 55,610   $ 2,227,047    $  268,059       $113,945   $ 55,610   $ 2,609,051   $ 2,664,661
SHOALS                       609,244      44,636     2,412,436       459,468        126,526     44,636     2,998,430     3,043,066
OAK CREST                    331,111      56,316     2,083,684       210,735        104,160     56,316     2,398,579     2,454,895
UNIVERSITY MANOR             854,557      82,000     4,407,718       389,728                    82,000     4,797,446     4,879,446
MEDICAL PARK (54.55%       2,032,194     400,000     5,424,540       396,144                   400,000     5,820,684     6,220,684
   INTEREST)
                          ----------    --------   -----------    ----------       --------   --------   -----------   -----------
                          $4,240,996    $638,562   $16,555,425    $1,724,134       $344,631   $638,562   $18,624,190   $19,262,752
                          ==========    ========   ===========    ==========       ========   ========   ===========   ===========

                                                                                  LIFE ON WHICH
                                                                                   DEPRECIATION
                                                                                    IN LATEST
                                                                                   STATEMENT OF
                                     ACCUMULATED        DATE OF         DATE       OPERATION IS
                                     DEPRECIATION    CONSTRUCTION     ACQUIRED       COMPUTED
                                     ------------    ------------     ---------    ------------
MUSCLE SHOALS                         $  856,484       1974/1986      09/01/87       27.5 YEARS
SHOALS                                   982,776       1966/1968      09/01/87       27.5 YEARS
OAK CREST                                783,210       1961/1968      09/01/87       27.5 YEARS
UNIVERSITY MANOR                       1,398,448         1984         03/01/88        40 YEARS
MEDICAL PARK (54.55% INTEREST)         1,847,803       1969/1980      07/01/88       27.5 YEARS

                                      ----------
                                      $5,868,721
                                      ==========

(A) The initial cost to the Partnership represents the original purchase price of the properties.
(B) The aggregate cost of real estate owned at December 31, 1995 for Federal Income tax purposes was approximately $19,262,752.
(C) Reconciliation of real estate owned at December 31, 1995, 1994, and 1993:



                                                                   1995          1994         1993
                                                               -----------   -----------   -----------
Balance at beginning of period                                 $18,871,714   $18,517,939   $18,442,539
Additions                                                          391,038       353,775        75,400
Reductions                                                               0             0             0
                                                               -----------   -----------   -----------
Balance at end of period                                       $19,262,752   $18,871,714   $18,517,939
                                                               ===========   ===========   ===========

(D) Reconciliation of accumulated depreciation:

Balance at beginning of period                                 $ 5,115,233   $ 4,357,837   $ 3,599,864
Depreciation expense                                               753,488       757,396       757,973
Reductions                                                               0             0             0
                                                               -----------   -----------   -----------
Balance at end of period                                       $ 5,868,721   $ 5,115,233   $ 4,357,837
                                                               ===========   ===========   ===========

                             SELF & MAPLES, P.A.
                         CERTIFIED PUBLIC ACCOUNTANTS

                           ONEONTA, ALABAMA  35121

THOMAS E. SELF, C.P.A.                              AMERICAN INSTITUTE
DON MAPLES, C.P.A.                           OF CERTIFIED PUBLIC ACCOUNTANTS
B. MARTIN COPELAND, C.P.A.
       -----------                                   ALABAMA SOCIETY
CONNIE T. HARVEY, C.P.A.                     OF CERTIFIED PUBLIC ACCOUNTANTS
RANDY M. JOHNSTON, C.P.A.                                 --------
ROGER D. LOGGINS, C.P.A.                           1601 2ND AVENUE EAST
MARK S. SIMS, C.P.A.                                   P.O. BOX 489
LINDA ROMBERG YORK, C.P.A.                        ONEONTA, ALABAMA 35121
GWIN E. DAVIS, P.A.                                       --------
ROYCE E. GARGUS, P.A.                          TELEPHONE:  (205) 625-3472
                                               TELECOPIER: (205) 274-0182




                         INDEPENDENT AUDITOR'S REPORT


To the Partners
The Texas Joint Venture

We have audited the balance sheets of The Texas Joint Venture as of December 31, 1995 and 1994 and the related statements of operations, partners' capital and cash flows for each of the three years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Texas Joint Venture as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ Self & Maples, P.A.

January 26, 1996
Oneonta, Alabama

                            THE TEXAS JOINT VENTURE

                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                      1995          1994
                                                  -----------   -----------
               ASSETS
Current assets
  Cash and equivalents                            $   447,196   $   750,715
  Marketable securities                             1,409,670     1,366,550
  Accounts receivable, net of allowance
     for doubtful accounts of $132,796
     in 1995 and $56,941 in 1994                      722,378       644,988
  Estimated settlements due from third
     parties                                          202,244        25,109
  Prepaid expenses and other assets                    43,532        48,278
                                                  -----------   -----------
     Total current assets                           2,825,020     2,835,640

Property, plant and equipment, net
   of accumulated depreciation                      8,110,133     8,253,992
Due from affiliates                                   576,998       166,318
Deferred financing costs, net of
   accumulated amortization of
   $13,651 in 1995 and $8,366 in 1994                  12,769        18,054
                                                  -----------   -----------
     Total assets                                 $11,524,920   $11,274,004
                                                  ===========   ===========
    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Current portion of long term debt               $    60,600   $    65,280
  Accounts payable                                    588,225       550,919
  Accrued payroll and payroll taxes                   139,197       117,452
  Accrued vacation                                     93,309        70,029
  Accrued insurance                                   200,952       332,367
  Accrued management fees                              31,379        28,063
  Patient deposits and
    trust liabilities                                 117,005       120,181
  Other accrued expenses                              157,594         8,359
                                                  -----------   -----------
     Total current liabilities                      1,388,261     1,292,650

Notes payable and
  capital lease obligations                           691,850       752,347
                                                  -----------   -----------
     Total liabilities                              2,080,111     2,044,997
                                                  -----------   -----------
Partners' capital                                   9,444,809     9,229,007
                                                  -----------   -----------
     Total liabilities and
        partners' capital                         $11,524,920   $11,274,004
                                                  ===========   ===========




      The accompanying notes are an integral part of these statements.

                            THE TEXAS JOINT VENTURE

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                      1995            1994             1993
                                                   ------------    ------------    -----------
Revenues
   Net patient service revenue                     $  8,647,019    $  7,072,940    $ 6,396,559
   Other revenue                                          2,198           1,015          1,670
                                                   ------------    ------------    -----------
     Total revenue                                    8,649,217       7,073,955      6,398,229
                                                   ------------    ------------    -----------
Operating expenses
   Professional care of
     patients                                         4,812,691       3,604,449      2,897,958
   Dietary                                              616,733         586,512        562,729
   Household and plant                                  618,775         571,882        522,911
   General and administrative                         1,063,756       1,051,234      1,070,068
   Employee health and welfare                          355,508         324,545        340,860
   Depreciation and
     amortization                                       450,189         449,049        426,583
                                                   ------------    ------------    -----------
     Total operating expenses                         7,917,652       6,587,671      5,821,109
                                                   ------------    ------------    -----------
     Operating income                                   731,565         486,284        577,120
                                                   ------------    ------------    -----------
Other income (expenses)
   Interest income                                      107,160          39,215            656
   Interest expense                                     (78,322)        (70,603)       (62,264)
                                                   ------------    ------------    -----------
     Total other income (expense)                        28,838         (31,388)       (61,608)
                                                   ------------    ------------    -----------
      Net income                                   $    760,403    $    454,896    $   515,512
                                                   ============    ============    ===========






        The accompanying notes are an integral part of these statements.

                           THE TEXAS JOINT VENTURE

                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



                                                                  1995                1994                  1993
                                                               ------------        ------------         ------------
Cash flows from operating activities:

  Cash received from patient care                                $8,414,019           $7,066,092          $6,355,909
  Interest received                                                  91,364                -                     656
  Other operating receipts                                            2,198                1,015               1,670
  Cash paid to suppliers and
    employees                                                    (7,362,426)          (5,972,586)         (5,433,112)
  Interest paid                                                     (78,322)             (70,603)            (62,264)
                                                                 ----------           ----------          ----------

  Net cash provided by operations                                 1,066,833            1,023,918             862,859
                                                                 ----------           ----------          ----------

Cash flows from investing activities:

  Purchase of property                                             (301,045)            (352,677)            (64,622)
  Purchases of marketable securities                               (503,438)          (1,381,702)               -
  Sales of marketable securities                                    489,988                -                    -
                                                                 ----------           ----------          ----------

  Net cash used by investing
    activities                                                     (314,495)          (1,734,379)            (64,622)
                                                                 ----------           ----------          ----------

Cash flows from financing activities:

  Payments on long-term debt and
    lease obligations                                               (65,177)             (71,908)            (62,517)
  Distributions to partners                                        (580,000)            (379,998)           (180,000)
  Net related party transactions                                   (410,680)              55,651              (4,843)
                                                                 ----------           ----------          ----------
  Net cash used by financing
    activities                                                   (1,055,857)            (396,255)           (247,360)
                                                                 ----------           ----------          ----------

Net increase (decrease) in
  in cash and equivalents                                          (303,519)          (1,106,716)            550,877

Cash and equivalents, beginning of
  year                                                              750,715            1,857,431           1,306,554
                                                                 ----------           ----------          ----------

Cash and equivalents, end of year                                $  447,196           $  750,715          $1,857,431
                                                                 ==========           ==========          ==========



       The accompanying notes are an integral part of these statements.

                           THE TEXAS JOINT VENTURE

                           STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                  1995                     1994               1993
                                                               -----------              -----------       ------------
RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES


  Net income                                                    $  760,403               $  454,896          $ 515,512
                                                                ----------               ----------          ---------

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                  450,189                  449,049            426,583
    Provision for losses on accounts
      receivable                                                    75,855                   16,294            (63,100)
    (Increase) decrease in accounts
      receivable                                                  (131,720)                 (26,942)            22,127
    (Increase) in interest receivable,
      securities premium amortization, and
      securities discount accretion                                (15,796)                 (39,215)             -
    (Increase) decrease in
      third party receivables                                     (177,135)                   3,800                323
    (Increase) in prepaid
      expenses and other assets                                      4,746                   (2,972)           (17,818)
    Increase (decrease) in accounts
                                                                   100,291                  169,008            (20,768)
                                                                ----------               ----------          ---------

    Total adjustments                                              306,430                  569,022            347,347
                                                                ----------               ----------          ---------

  Net cash provided by operations                               $1,066,833               $1,023,918          $ 862,859
                                                                ==========               ==========          =========

Supplemental schedule of noncash investing and financing activities:

  Unrealized gain (loss) on marketable
    securities available for sale                                   35,399                  (28,015)              -
  Note paid with proceeds of new debt                                 -                        -              (909,250)
  New debt used to pay off existing note                              -                        -               909,250
  Securities valuation allowance                                   (35,399)                  28,015               -




       The accompanying notes are an integral part of these statements.

                            THE TEXAS JOINT VENTURE

                        STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                           MEDICAL INCOME PROPERTIES
                              LIMITED PARTNERSHIPS

                                              2A               2B             TOTAL
                                         ------------     ------------    ------------
Partners' capital at
  December 31, 1992                      $  4,423,306     $  4,423,306    $  8,846,612

  Distributions to
    partners                                  (90,000)         (90,000)       (180,000)

  Net income                                  257,756          257,756         515,512
                                         ------------     ------------    ------------
Partners' capital at
  December 31, 1993                         4,591,062        4,591,062       9,182,124

  Distributions to
    partners                                 (189,999)        (189,999)       (379,998)

  Net income                                  227,448          227,448         454,896

  Unrealized loss on
    marketable securities
    available for sale                        (14,007)         (14,008)        (28,015)
                                         ------------     ------------    ------------
Partners' capital at
  December 31, 1994                         4,614,504        4,614,503       9,229,007

  Distributions to
    partners                                 (290,000)        (290,000)       (580,000)

  Net income                                  380,202          380,201         760,403

  Unrealized gain on
    marketable securities
    available for sale                         17,699           17,700          35,399
                                         ------------     ------------    ------------
Partners' capital at
  December 31, 1995                      $  4,722,405     $  4,722,404    $  9,444,809
                                         ============     ============    ============






       The accompanying notes are an integral part of these statements.

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)    Organization

                 The Texas Joint Venture was formed on April 29, 1988, and is engaged in the business of acquiring, operating and holding for investment purposes, income-producing, health care related properties, primarily nursing homes. The joint venture partners are Medical Income Properties 2A Limited Partnership and Medical Income Properties 2B Limited Partnership. Each partner owns 50% of the Joint Venture. Both partners are part of a series of three Delaware limited partnerships as represented by a Partnership Prospectus dated October 22, 1986. The Texas Joint Venture currently owns and operates two nursing homes in Texas.

          (b)    Allocation of Net Profits and Net Losses

                 Net profits and net losses are shared equally by the partners.

          (c)    Cash Distributions

                 Cash distributions are made quarterly within 45 days after the end of the quarter. Cash flow shall be distributed equally to the partners. Sale or financing proceeds will be distributed first to creditors and then to the partners equally.

          (d)    Patient Service Revenue

                 Patient service revenue is recorded at the nursing homes' established rates with contractual adjustments ($4,015,882 in 1995, $2,929,956 in 1994 and $2,140,792 in 1993), provision for uncollectible accounts, (bad debt expense of ($75,855) in 1995, $16,294 in 1994 and ($63,100) in 1993) and other discounts deducted to arrive at net patient service revenue.

                 Net patient revenue includes amounts estimated by management to be reimbursable by Medicare, Medicaid and other third-party programs under the provisions of cost and prospective payment reimbursement formulas in effect. Amounts received under these programs are generally less than the established billing rates of the nursing homes and the difference is reported as a contractual adjustment and deducted from gross revenue.

                 The nursing homes recognize currently estimated final settlements due from or to third party programs. Final determination of amounts earned is subject to audit by the intermediaries. Differences between estimated provisions and

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



                 final settlement will be reflected as charges or credits to operating revenues in the year the cost reports are finalized.

          (e)    Property, Plant and Equipment

                 Property, plant and equipment are stated at cost.
                 Depreciation of the buildings is provided over their estimated useful lives of thirty years on the straight-line method. Equipment and other personal property are depreciated over five to seven years on the straight-line method.

          (f)    Income Taxes

                 Taxable income is allocated to the partners and, therefore, no income taxes have been provided for in these financial statements.

          (g)    Cash Equivalents Policy

                 For the purposes of the statements of cash flows, the Joint Venture considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

          (h)    Uninsured Cash Balances

                 The Joint Venture maintains cash balances in several banks. Cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $274,391 at December 31, 1995 and $1,413,713 at December 31, 1994. The 1995 amount includes the total of commingled funds discussed in Note 8., since the amount in excess of FDIC limits related to these funds is not determinable.

          (i)    Marketable Securities

                 The classification of marketable securities is determined at the date of purchase. Gains or losses on the sale of securities are recognized on a specific identification basis. Marketable securities represent an investment of excess funds as a part of the Joint Venture's cash management policies. These securities are considered to be available for sale under Statement of Financial Accounting Standards No. 115 and are, thus, stated at fair value. Unrealized gains and losses are recognized as a component of partners' capital as is required by SFAS No. 115.

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



          (j)    Uses of Estimates

                 Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Note 2.   ACQUISITIONS

          On May 1, 1988, the Joint Venture purchased Renaissance Place - Katy Nursing Home located in Texas for $5,472,500 plus capitalized acquisition costs and fees of $509,290. The seller took back a note for $300,000 due May 1, 1992, that has subsequently been paid.

          On May 1, 1988, the Joint Venture purchased Renaissance Place - Humble Nursing Home located in Texas for $4,487,500 plus capitalized acquisition costs and fees of $228,812.

Note 3.   MARKETABLE SECURITIES

          Marketable securities consist of U.S. Treasury securities. The following schedule summarizes marketable securities activity for the years ended December 31, 1995 and 1994.

                                                                                   1995             1994
                                                                                   ----             ----
          Beginning balance, amortized cost                                    $1,394,565       $    -
          Purchase of marketable securities                                       503,438        1,381,702
          Redemption of investments                                              (489,988)           -
          Net amortization of premiums and
            accretion of discounts                                                 (5,729)          12,863
                                                                               ----------       ----------
          Amortized cost                                                        1,402,286        1,394,565

          Gross unrealized gain (loss)                                              7,384          (28,015)
                                                                               ----------       ----------
          Fair value                                                           $1,409,670       $1,366,550
                                                                               ==========       ==========

          The maturities of investment securities at December 31, 1995 were as follows:

          Due in one year or less                                              $  900,363
          Due in two years or less                                                501,923
                                                                               ----------

                                                                               $1,402,286
                                                                               ==========

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



Note 4.   PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consisted of the following at December
          31:

                                                                                   1995             1994
                                                                                   ----             ----
          Land                                                                $   950,000      $   950,000
          Buildings and improvements                                            9,525,253        9,321,281
          Furniture and equipment                                               1,118,289          991,778
          Property under capital leases                                             -               29,436
                                                                              -----------      -----------
            Total                                                              11,593,542       11,292,495
          Accumulated depreciation                                             (3,483,409)      (3,038,503)
                                                                              -----------      -----------
            Net property plant and equipment                                  $ 8,110,133      $ 8,253,992
                                                                              ===========      ===========

Note 5.   NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

          Notes payable and capitalized leases at December 31 are as follows:

                                                                                   1995             1994
                                                                                   ----             ----
          Mortgage note with a variable rate of interest (9.5% at
          December 31, 1995 and December 31, 1994) with monthly
          principal and interest payments of $5,050 through
          April 26, 1998, with a balloon payment due May 26, 1998.             $  752,450       $  813,050

          Capitalized leases on various pieces of minor equipment
          payable monthly at interest rates from 9% to 16.86%                       -                4,577
                                                                               ----------       ----------
                                                                                  752,450          817,627
          Less amounts due in one year or less                                     60,600           65,280
                                                                               ----------       ----------
                                                                               $  691,850       $  752,347
                                                                               ==========       ==========

          The aggregate annual maturities of notes payable and capitalized lease obligations are as follows:

          1996                         $  60,600
          1997                            60,600
          1998                           631,250
                                       ---------
                                       $ 752,450
                                       =========

          The mortgage note is secured by all real estate owned by the Joint Venture, as well as the real estate owned by The Alabama Joint Venture. Both the Joint Venture and The Alabama Joint Venture are jointly owned by the Medical Income Properties 2A Limited

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



          Partnership (MIP2A) and the Medical Income Properties 2B Limited Partnership (MIP2B). The General Partner of MIP2A and MIP2B has guaranteed the debt, as well as pledged its stock and partnership interest. The management company (See Note 6) has also guaranteed the debt and entered into a negative pledge agreement whereby it will not pledge, transfer or encumber its stock while the loan is outstanding. All management fees are subordinate to the debt.

Note 6.   CONTRACTUAL AGREEMENTS

          On May 1, 1988, the Joint Venture entered into a management agreement whereby the Manager is required to perform certain services. The agreement had an initial five-year term with one additional five-year option that was exercised in 1993. Fees were based on 6% of gross collected operating revenues through June 30, 1992. Thereafter they were based on 5% of gross collected operating revenues, but not less than $324,000 in a calendar year and were increased by an inflation factor after 1992. These fees are subordinated to the outstanding mortgage debt (See Note 5). The Manager has a right of first refusal to match a bona fide offer made by an outside party to purchase or lease the nursing home. The management agreement, as amended, contained a termination clause.

          The management agreement was amended on January 1, 1995. The amendment calls for a fixed monthly management fee of $31,379 with a cost of living factor equal to the greater of 4% per annum or the increase in the Consumer Price Index or such other measure mutually agreeable to the parties. The agreement expires December 31, 1998. The termination on sale clause was amended to base the fee on a sum equal to the discounted present value of the monthly management fee as of the date of termination of the agreement times the number of months remaining in the management agreement discounted to the date of termination at an annual interest rate of ten percent (10%).

          Management fees charged to the Joint Venture were $376,548 in 1995, $362,065 in 1994, and $343,325 in 1993.

Note 7.   INCOME TAXES

          No provision for income taxes is made in the financial statements since taxable income is reported in the tax returns of the partners.

          Differences between the net income as reported in the financial statements and Federal taxable income arise from the nature and timing of certain revenue and expense items. The following is a reconciliation of reported net income and Federal taxable income.

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



                                                                  1995             1994             1993
                                                                  ----             ----             ----
          Net income as reported                              $  760,403        $ 454,896       $  515,512
          Adjustments:
             Depreciation differences                             56,349           74,970           61,501
             Bad debt reserve                                     75,856           16,294          (63,100)
             Nondeductible travel and
              entertainment                                        9,770            6,430            3,583
             Accrued insurance                                   (80,000)            -              80,000
             Vacation accrual                                     23,280           15,272           (2,715)
                                                              ----------        ---------       ----------
              Federal taxable income                          $  845,658        $ 567,862       $  594,781
                                                              ==========        =========       ==========

Note 8.   RELATED PARTY TRANSACTIONS

          Details of the amounts due from affiliates at December 31 are as follows:

                                                                           1995                 1994
          Due from MIP2A                                               $  212,456           $   83,847
          Due from MIP2B                                                  210,631               82,471
          Due from affiliates of the general partner                      153,911                -
                                                                       ----------           ----------

             Due from affiliates                                       $  576,998           $  166,318
                                                                       ==========           ==========

          During the year, the General Partners established a pooled investment account in which the General Partners and the partnerships in which they act as general partners could participate. This account was used by those entities to invest overnight cash balances, and borrow funds when an entity needed temporary access to funds. Each entity received its share of interest earned monthly, and was charged interest on any funds borrowed.

          The Articles of Limited Partnership of the joint venture partners state that no General Partner shall have the authority to cause the joint venture partners to make loans other than in connection with the purchase, sale or disposition of partnership property. The Articles of Limited Partnership also state the joint venture partners' funds may not be commingled with any other entities' funds except as necessary for the operation of the partnerships.

          At December 31, 1995, the Joint Venture had loaned $153,911 to the other entities, and had earned interest of $24,238 from this arrangement.

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



Note 9.   CONTINGENCY

          On May 1, 1990, the Joint Venture began self insuring its workmen's compensation claims for its two nursing home facilities. Accrued liabilities have been estimated to cover all asserted and unasserted claims and assessments and funds have been escrowed to cover such claims. The Joint Venture maintains insurance or reserves that it believes are adequate to meet the needs of the Joint Venture.

          While the Joint Venture Partners have been named as a defendant in several lawsuits, nothing has come to the attention of the Joint Venture that leads it to believe that it is exposed to a risk of material loss not covered by insurance or reserves.

          The real estate owned by The Texas Joint Venture is mortgaged as security on debt incurred by a joint venture partner - Medical Income Properties 2A Limited partnership (MIP2A). This debt is also secured by all other real estate owned by MIP2A. The total outstanding debt secured by all these properties is $4,138,889.

Note 10.  MAJOR SOURCES OF REVENUE

          The Joint Venture provides patient care services under various third party agreements. The principal sources of revenue under these contracts are derived primarily through the Medicaid and Medicare programs, as well as contracts with private pay patients who do not qualify for assistance from the other programs. The percentage of the Joint Venture's income from each of these sources for the years ended December 31, 1995, 1994, and 1993 is as follows:

                                                                 1995              1994             1993
                                                                 ----              ----             ----
          Private pay patients                                  18.05%            19.42%           21.97%
          Medicaid                                              38.99%            47.81%           59.29%
          Medicare                                              42.96%            32.77%           18.74%
                                                               ------            ------           ------
             Total                                             100.00%           100.00%          100.00%
                                                               ======            ======           ======

          The percentage attributable to private pay patients includes only amounts due for services where the primary payer is a private source. The Medicaid and Medicare percentages include amounts due from those programs as well as the patient's financial responsibility incurred under these contracts.

                             SELF & MAPLES, P.A.
                         CERTIFIED PUBLIC ACCOUNTANTS

                            ONEONTA, ALABAMA 35121

                                 [LETTERHEAD]


                         INDEPENDENT AUDITOR'S REPORT
                          ON ADDITIONAL INFORMATION


          To the Partners
          The Texas Joint Venture

          Our report on our audits of the basic financial statements of The Texas Joint Venture for 1995 appears on page 1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts and Reserves for Allowances for Doubtful Accounts, Schedule of Consolidated Supplementary Income Statement Information, and Schedule of Real Estate and Accumulated Depreciation are presented for purposes of additional analysis and are not required parts of the basic financial statements. Such information has been subjected to the auditing procedures applied to the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


          /s/ Self & Maples, P.A.

          January 26, 1996
          Oneonta, Alabama

                            THE TEXAS JOINT VENTURE
                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS
               AND RESERVES FOR ALLOWANCES FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                             1995          1994            1993
                                                          ----------    ----------     -----------
Balance at beginning of year                              $   56,941    $   40,647     $   103,747

Charged to patient service
  revenues                                                   (32,477)      (51,472)        (70,688)

Write-offs                                                   108,332        67,766           7,588
                                                          ----------    ----------     -----------
Balance at end of year                                    $  132,796    $   56,941     $    40,647
                                                          ==========    ==========     ===========

                            THE TEXAS JOINT VENTURE
                                   SCHEDULE X
            CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                       1995                   1994                   1993
                                                   ------------           -------------          -------------
 Professional care of patients
   Nursing salaries and wages                      $  2,469,846           $   2,197,347          $   1,928,210
   Ancillary services expense                         1,714,698                 940,266                426,238
   Supplies                                             151,705                 107,170                 95,450
   Temporary labor                                       83,851                  32,084                176,642

 General and administrative
   Salaries and wages                                   207,708                 192,944                172,124
   Accounting and auditing                               64,745                  69,999                 74,227
   Insurance                                             13,436                  48,076                136,501
   Property tax                                         237,917                 223,764                220,810
   Management fees                                      376,548                 362,065                343,325

 Dietary
   Food                                                 291,648                 279,660                266,058

 Household and plant
   Repairs and maintenance                              103,388                  73,199                 54,541
   Utilities                                            165,204                 175,535                171,572
                                                   ------------           -------------          -------------
 Depreciation                                      $    444,905           $     443,765          $     423,501
                                                   ============           =============          =============

                            THE TEXAS JOINT VENTURE
                                  SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1995



                                          INITIAL COST             COSTS CAPITALIZED          GROSS AMOUNT AT WHICH CARRIED
                                        TO PARTNERSHIP(A)            SUBSEQUENT TO              AS OF DECEMBER 31, 1995(B)
                                                                      ACQUISITION
                                                 BUILDING AND                 CARRYING                 BUILDING AND
      DESCRIPTION        ENCUMBRANCES    LAND    IMPROVEMENTS   IMPROVEMENTS    COST          LAND     IMPROVEMENTS       TOTAL
------------------------ ------------  ----------------------   ------------------------   ---------------------------------------
RENAISSANCE PLACE-KATY     $      0    $650,000   $4,822,500     $466,184     $509,290      $650,000    $ 5,797,974    $ 6,447,974
RENAISSANCE PLACE-HUMBLE    752,450     300,000    4,187,500      429,256      228,812       300,000      4,845,568      5,145,568
                           --------    ---------------------     ---------------------      --------------------------------------
                           $752,450    $950,000   $9,010,000     $895,440     $738,102      $950,000    ***********    $11,593,542
                           ========    =====================     =====================      ======================================
                                                                                           LIFE ON WHICH
                                                                                           DEPRECIATION
                                                                                             IN LATEST
                                                                                            STATEMENT OF
                                        ACCUMULATED         DATE OF            DATE         OPERATION IS
      DESCRIPTION                       DEPRECIATION      CONSTRUCTION       ACQUIRED        COMPUTED
------------------------                ------------      ------------------------------------------------
RENAISSANCE PLACE-KATY                  $1,848,908           1984            05/01/88      5 TO 30 YEARS
RENAISSANCE PLACE-HUMBLE                 1,634,501           1987            05/01/88      5 TO 30 YEARS
                                        ----------
                                        $3,483,409
                                        ==========

(A) The initial cost to the Partnership represents the original purchase price of the properties.
(B) The aggregate cost of real estate owned at December 31, 1994 for Federal Income tax purposes was approximately $11,593,542.
(C) Reconciliation of real estate owned at December 31, 1995, 1994, and 1993:


                                                                     1995           1994           1993
                                                                 ------------    -----------    -----------
                      Balance at beginning of period              $11,292,495    $10,939,816    $10,875,195
                      Additions                                       301,047        352,679         64,621
                      Reductions                                            0              0              0
                                                                  -----------    -----------    -----------
                      Balance at end of period                    $11,593,542    $11,292,495    $10,939,816
                                                                  ===========    ===========    ===========




(D) Reconciliation of accumulated depreciation:



                      Balance at beginning of period               $3,038,503    $2,594,737     $2,171,237
                      Depreciation expense                            444,906       443,766        423,500
                      Reductions                                            0             0              0
                                                                   ----------    ----------     ----------
                      Balance at end of period                     $3,483,409    $3,038,503     $2,594,737
                                                                   ==========    ==========     ==========