Form 10-Q
period 1996-03-31
MEDICAL INCOME PROPERTIES 2A LTD PARTNERSHIP
filed 1996-05-15
CIK 814433

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1996           Commission File Number 33-6122-01


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


                       7000 Central Parkway, Suite 850
                       -------------------------------
                           Atlanta, Georgia 30328
                           ----------------------
                   (Address of Principal Executive Office)


                               (770)  668-1080
                               ---------------
             Registrant's Telephone Number, Including Area Code



Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X     No
                            ---       ---


The number of limited partnership units outstanding at March 31, 1996 was 18,639.

                              TABLE OF CONTENTS




                                   PART I

                                                                                                          Page No.
Item 1.        Financial Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3 - 10

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . .        11



                                                         PART II


               Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12

                                    PART I


                                   ITEM 1.

                            FINANCIAL INFORMATION

               MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP


                                    INDEX

                                                                                                            Page No.
Balance Sheets, March 31, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . .         4

Statements of Operations for the three
months ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

Statements of Partners' Capital for the three months
ended March 31, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

Statements of Cash Flows for the three months ended
March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8-10

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                                 Balance Sheets
                      March 31, 1996 and December 31, 1995
                                  (Unaudited)


         ASSETS                                                     1996                       1995
         ------                                                     ----                       ----
Current assets
   Cash and equivalents                                       $     1,471,021          $       889,401
   Marketable securities                                            2,151,100                2,161,755
   Accounts receivable, net of allowance
      for doubtful accounts of $168,469 in 1996
      and $190,934 in 1995                                          2,483,072                2,634,141
   Estimated settlements due from third
      party payors                                                    248,925                  485,609
   Prepaid expenses and other assets                                  295,739                  110,667
                                                              ---------------          ---------------

      Total current assets                                          6,649,857                6,281,573

Investments in joint ventures                                       4,827,656                4,718,713
Property, plant and equipment, net of
   accumulated depreciation                                        13,315,445               13,394,031
Deferred financing costs, net of accumulated
   amortization of $42,989 in 1996 and
   $39,294 in 1995                                                     33,630                   37,326
Due from affiliates                                                   711,326                  754,471
                                                              ---------------          ---------------

   Total assets                                               $    25,537,914          $    25,186,114
                                                              ===============          ===============

   LIABILITIES AND PARTNERS' CAPITAL
   ---------------------------------

Current liabilities
   Current portion of long term debt                          $       332,478          $       337,075
   Accounts payable                                                   963,065                  870,895
   Accrued payroll and payroll taxes                                  391,941                  259,497
   Accrued vacation                                                   227,474                  207,362
   Accrued insurance                                                  116,902                   65,028
   Accrued management fees                                             82,403                   79,234
   Patient deposits and trust liabilities                             134,208                   97,569
   Other accrued expenses                                             114,388                   92,522
   Estimated settlements due to third
      party payors                                                    536,406                  453,166
   Due to affiliates                                                  255,594                  243,814
                                                              ---------------          ---------------
      Total current liabilities                                     3,154,859                2,706,162

Bonds, notes and capital lease obligations                          3,829,057                3,903,921
                                                              ---------------          ---------------
      Total liabilities                                             6,983,916                6,610,083
                                                              ---------------          ---------------

Venture partners' minority interest                                 2,164,072                2,315,986
                                                              ---------------          ---------------

Partners' capital
   Limited partners                                                16,371,182               16,250,393
   General partners                                                    18,744                    9,652
                                                              ---------------          ---------------
      Total partners' capital                                      16,389,926               16,260,045
                                                              ---------------          ---------------

      Total liabilities and partners' capital                 $    25,537,914          $    25,186,114
                                                              ===============          ===============


        The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                            Statements Of Operations
               For The Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)


                                                                    1996                    1995
                                                               --------------          ---------------
Revenues
    Net resident service revenue                               $    5,070,746          $     4,873,580
    Other revenue                                                       8,944                    7,587
                                                               --------------          ---------------

         Total revenue                                              5,079,690                4,881,167
                                                               --------------          ---------------

Operating expenses
    Professional care of patients                                   2,400,321                2,156,485
    Dietary                                                           402,082                  385,369
    Household and plant                                               443,577                  426,336
    General and administrative                                        790,729                  759,142
    Employee health and welfare                                       259,189                  219,543
                                                                      203,943                  186,927
                                                               --------------          ---------------

         Total operating expenses                                   4,499,841                4,133,802
                                                               --------------          ---------------

         Operating income                                             579,849                  747,365
                                                               --------------          ---------------

Other income (expenses)
    Interest income                                                    47,055                   38,461
    Interest expense                                                  (99,705)                (106,594)
    Provider fees                                                    (137,625)                (137,445)
    Minority interest in consolidated
         joint venture                                                (85,561)                 (67,814)
    Partnership share of joint
         venture income                                               131,441                  116,848
                                                               --------------          ---------------

    Total other income (expenses)                                    (144,395)                (156,544)
                                                               --------------          ----------------

    Net income                                                 $      435,454          $       590,821
                                                               ==============          ===============

Net income per weighted average
limited partnership unit outstanding                           $        21.73          $         29.48
                                                               ==============          ===============

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                        Statements of Partners' Capital
        For the Three Months Ended March 31, 1996 and December 31, 1995
                                  (Unaudited)


                                                 Limited Partners           General
                                               Unit        Amount           Partners         Total
                                               ----        ------           --------         -----
Partners' capital,
    December 31, 1995                         18,639     $16,250,393         $ 9,652      $16,260,045

Distributions to partners
    ($15.00 per limited
    partnership unit outstanding)                           (279,585)        (21,044)        (300,629)

Net income                                                   404,972          30,482          435,454

Unrealized loss on marketable
    securities available for sale                             (4,598)           (346)          (4,944)
                                                         -----------         -------      -----------

Partners' capital,
    March 31, 1996                            18,639     $16,371,182         $18,744      $16,389,926
                                              ======     ===========         =======      ===========

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                            Statements of Cash Flows
                   Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)


                                                                   1996                     1995
                                                              --------------           ---------------
Cash flows from operating activities:
    Cash received from patient care                           $    5,541,741           $     4,652,765
    Cash paid to suppliers and employees                          (4,122,696)               (4,101,326)
    Interest received                                                 52,763                    31,725
    Interest paid                                                    (99,705)                 (106,594)
    Provider fees                                                   (137,625)                 (137,445)
    Other operating receipts                                           8,944                     7,587
                                                              --------------           ---------------
         Net cash provided by operating activities                 1,243,422                   346,712
                                                              --------------           ---------------

Cash flows from investing activities:
    Distributions from joint ventures                                 22,500                    22,500
    Acquisitions of property                                        (121,662)                   (7,797)
                                                              --------------           ---------------
         Net cash provided (used) from investing activities          (99,162)                   14,703
                                                              --------------           ---------------

Cash flows from financing activities:
    Payments of long term debt and lease obligations                 (79,461)                  (67,143)
    Net borrowings (payments) to related parties                      54,925                   145,500
    Distributions to partners                                       (300,629)                 (300,629)
    Distributions to venture partners                               (237,475)                  (10,226)
                                                              --------------           ---------------
         Net cash used by financing activities                      (562,640)                 (232,498)
                                                              --------------           ---------------

Net increase (decrease) in cash and equivalents                      581,620                   128,917

Cash and equivalents, beginning of period                            889,401                   864,318
                                                              --------------           ---------------

Cash and equivalents, end of period                           $    1,471,021           $       993,235
                                                              ==============           ===============

Reconciliation of net income to net cash
    provided by operating activities:
Net income                                                    $      435,454           $       590,821
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                    203,943                   186,927
    Minority Interest                                                 85,561                    67,814
    Partnership share of joint venture (income) loss                (131,441)                 (116,848)
    Accretion of discount on marketable Securities                     5,707                    (6,736)
    (Increase) in accounts receivable, net                           151,070                  (276,815)
    (Increase) decrease in third party receivables                   236,684                    98,983
    (Increase) in prepaid expenses and other assets                 (185,071)                 (126,337)
    Increase (decrease) in accounts payable and
         accrued expenses                                            358,275                   (28,115)
    Increase (decrease) in third party payables                       83,240                   (42,982)
                                                              --------------           ---------------
Net cash provided by operating activities                     $    1,243,422           $       346,712
                                                              ==============           ===============



        The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         Notes to Financial Statements

                                  (Unaudited)

(1)      Financial Statements

         These financial statements have been prepared in accordance with generally accepted accounting principles. The financial information included in these financial statements is unaudited, however, in management's opinion, all normal recurring adjustments necessary for a fair presentation of the results of operations for the periods included have been made.

         Footnote disclosures which would substantially duplicate those contained in the December 31, 1995 audited financial statements have been omitted from this report.

(2)      Property, Plant and Equipment

         Property, plant and equipment is recorded at cost and consists of the following at March 31, 1996 and December 31, 1995:

                                                             1996                     1995
                                                       ---------------           ---------------
Land                                                   $       493,528           $       493,528
Building                                                    10,214,563                10,141,958
Equipment                                                    2,125,784                 2,076,727
Property under capitalized lease                             6,550,539                 6,550,539
                                                       ---------------           ---------------
    Total property, plant and equipment                $    19,384,414           $    19,262,752

Accumulated depreciation and amortization                   (6,068,969)               (5,868,721)
                                                       ---------------           ---------------

Net property, plant and equipment                      $    13,315,445           $    13,394,031
                                                       ===============           ===============

(3)   Debt Obligations

      Debt obligations consisted of the following at March 31, 1996 and December 31, 1995:

                                                             1996                      1995
                                                       ---------------           ---------------
Industrial Revenue Bonds payable at a variable
    rate of interest with monthly principal and
    interest payments of $9,799 through April 1,
    2005.  The interest rate is adjusted every
    May 1 and November 1.                              $       838,280           $       854,557

Mortgage note with interest at the prime rate plus
    1% in 60 payments of $22,728 through
    April, 1998, with a balloon payment due
    May, 1998.                                               3,323,255                 3,386,439
                                                       ---------------           ---------------

                                                             4,161,535                 4,240,996

Less amounts due in one year or less                           332,478                   337,075
                                                       ---------------           ---------------

                                                       $     3,829,057           $     3,903,921
                                                       ===============           ===============

The aggregate annual maturities for the next five fiscal years are as follows:



                                  1996                         $      257,614
                                  1997                                342,571
                                  1998                              2,916,775
                                  1999                                 82,278
                                  2000                                 89,307
                                  Thereafter                          472,990
                                                               --------------
                                                               $    4,161,535
                                                               ==============

(4)   Investment in Joint Venture

      The condensed financial information for the investments in joint ventures as of March 31, 1996 and December 31, 1995 is as follows:

KATY (owned 50% by Partnership)
                                                             1996                     1995
                                                       ---------------           ---------------

Current assets                                         $     1,813,310           $     1,684,094
Long term assets                                             4,941,290                 5,048,138
                                                       ---------------           ---------------

    Total assets                                       $     6,754,600           $     6,732,232
                                                       ===============           ===============

Current liabilities                                    $       595,136           $       684,328
Equity                                                       6,159,464                 6,047,904
                                                       ---------------           ---------------

    Total liabilities and equity                       $     6,754,600           $     6,732,232
                                                       ===============           ===============

Partnership's investment at March 31, 1996
    and December 31, 1995                              $     3,079,732           $     3,023,952
                                                       ===============           ===============

Revenues                                               $     1,204,609           $     4,985,129
Expenses                                                     1,069,505                 4,362,005
                                                       ---------------           ---------------

    Net income                                         $       135,104           $       623,124
                                                       ===============           ===============

HUMBLE (owned 50% by Partnership)
                                                            1996                      1995
                                                       ---------------           ---------------
Current assets                                         $     1,341,248           $     1,140,926
Long term assets                                             3,536,267                 3,651,762
                                                       ---------------           ---------------

    Total assets                                       $     4,877,515           $     4,792,688
                                                       ===============           ===============

Current liabilities                                    $       643,198           $       703,933
Long term liabilities                                          737,300                   691,850
Equity                                                       3,497,017                 3,396,905
                                                       ---------------           ---------------

    Total liabilities and equity                       $     4,877,515           $     4,792,688
                                                       ===============           ===============

Partnership's investment at March 31, 1996
    and December 31, 1995                              $     1,748,509           $     1,698,453
                                                       ===============           ===============

Revenues                                               $     1,105,891           $     3,664,088
Expenses                                                       978,112                 3,526,809
                                                       ---------------           ---------------

    Net income                                         $       127,779           $       137,279
                                                       ===============           ===============



(6)   Related Party Transactions

      Through March 31, 1996 and 1995, QualiCorp, Inc., the parent of
      Qualicorp Management, Inc. (the Managing General Partner of the Partnership) charged $38,780 and $32,948, respectively, of administrative expenses to the Partnership.

                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Cash and equivalents increased $581,620 during the quarter ended March 31, 1996 due to improved collections of receivables and settlement of outstanding Medicare cost reports. Payables and accrued expenses remain current while increasing during the quarter by $358,275.

During the first quarter, the Partnership engaged an investment firm to assist in evaluating its strategic alternatives, which could include a possible sale of the Partnership assets.

The Partnership paid a distribution to its limited partners in February 1996 of $15.00 per unit, which equals a 6% annualized return on the initial investment of $1,000 per unit. Although the Partnership expects to continue to make distributions to its limited partners based upon cash flow generated from operations, after considering cash required for debt service, necessary improvement to its properties and working capital reserves, no assurances can be given that distributions will be made in the future.

Operations

Net income for the quarter ended March 31, 1996 was $435,454 as compared to $590,821 for the same quarter in 1995. The revenue between quarters increased $197,166 while costs of caring for residents increased $243,838. The increase in the cost of care of residents was due to higher ancillary service expenses, primarily physical and occupational therapies and increased salaries and wages, which increased approximately 5% between quarters.

Dietary expenses were $16,713 above the 1995 level due to increased costs and the timing of purchases. Household and Plant expenses totaled $443,577 in 1996 as compared to $426,336 in 1995, reflecting higher utility costs. General and Administrative costs rose $31,587 due to higher fees and supply costs, although these costs were offset by lower insurance expenses.

Minority interest expense increased to $85,561 as compared to $67,814 in 1995 due to continuing earnings improvement at the Alabama Joint Venture property. The Partnership's share of joint venture income received from the Texas Joint Venture continues to reflect improving operational performance at the two Texas properties.

                                    PART II

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL INCOME PROPERTIES 2A
LIMITED PARTNERSHIP
Registrant






By:  /s/ John H. Stoddard                        Date:  April 30, 1996
     -------------------------------------              ------------------------
     John H. Stoddard
     President and Chief Financial Officer
     QualiCorp Management, Inc.
     Managing General Partner