Form 10-Q
period 1996-06-30
MEDICAL INCOME PROPERTIES 2A LTD PARTNERSHIP
filed 1996-08-12
CIK 814433

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended June 30, 1996       Commission File Number 33-6122-01



                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                            59-2724921
       -----------------------        -----------------------------------
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

The number of limited partnership units outstanding at June 30, 1996 was 18,639.

                               TABLE OF CONTENTS

                                                                                                Page No.
                                                          PART I
Item 1.       Financial Information...........................................................      4-10

Item 2.       Management's Discussion and Analysis of

              Financial Condition and Results of Operations...................................       11


                                                          PART II

              Signatures......................................................................       12


                                     PART I

                                    ITEM 1.

                             FINANCIAL INFORMATION

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                                     INDEX

                                                                                                           Page No.
Balance Sheets, June 30, 1996 and December 31, 1995...........................................................    4

Statements of Operations for the three
months ended June 30, 1996 and 1995 and the six months
ended June 30, 1996 and 1995...................................................................................   5

Statements of Partners' Capital for the six months
ended June 30, 1996 and 1995...................................................................................   6

Statements of Cash Flows for the six months ended
June 30, 1996 and 1995.........................................................................................   7

Notes to Financial Statements..................................................................................  8-10

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                                 Balance Sheets
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)

     ASSETS                                                            1996                       1995
     ------                                                            ----                       ----
Current assets
    Cash and equivalents                                        $      1,640,438          $        889,401
    Marketable securities                                              2,299,961                 2,161,755
    Accounts receivable, net of allowance
       for doubtful accounts of $85,701 in 1996
       and $190,934 in 1995                                            2,480,151                 2,634,141
    Estimated settlements due from third
       party payors                                                      256,053                   485,609
    Prepaid expenses and other assets                                    275,143                   110,667
                                                                ----------------          ----------------
       Total current assets                                            6,951,746                 6,281,573

Investments in joint ventures                                          4,890,891                 4,718,713
Property, plant and equipment, net of
    accumulated depreciation                                          13,234,879                13,394,031
Deferred financing costs, net of accumulated
    amortization of $46,685 in 1996 and
    $39,294 in 1995                                                       29,935                    37,326
Due from affiliates                                                      382,517                   754,471
                                                                ----------------          ----------------
    Total assets                                                $     25,489,968          $     25,186,114
                                                                ================          ================

    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities

    Current portion of long term debt                           $        340,617          $        337,075
    Accounts payable                                                   1,061,890                   870,895
    Accrued payroll and payroll taxes                                    301,618                   259,497
    Accrued vacation                                                     245,868                   207,362
    Accrued insurance                                                     92,637                    65,028
    Accrued management fees                                               82,403                    79,234
    Patient deposits and trust liabilities                               134,807                    97,569
    Other accrued expenses                                                89,864                    92,522
    Estimated settlements due to third
       party payors                                                      792,368                   453,166
    Due to affiliates                                                    254,468                   243,814
                                                                ----------------          ----------------
       Total current liabilities                                       3,396,540                 2,706,162

Bonds, notes and capital lease obligations                             3,740,674                 3,903,921
                                                                ----------------          ----------------
       Total liabilities                                               7,137,214                 6,610,083
                                                                ----------------          ----------------
Venture partners' minority interest                                    1,938,287                 2,315,986

Partners' capital
    Limited partners                                                  16,394,005                16,250,393
    General partners                                                      20,462                     9,652
                                                                ----------------          ----------------
       Total partners' capital                                        16,414,467                16,260,045
                                                                ----------------          ----------------
         Total liabilities and partners' capital                $     25,489,968          $     25,186,114
                                                                ================          ================

        The accompanying notes are an integral part of these statements.

                                 MEDICAL INCOME

                       PROPERTIES 2A LIMITED PARTNERSHIP

                            Statements of Operations
               For the three months ended June 30, 1996 and 1995
                and the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  Three Months Ended                      Six  Months Ended
                                                       June 30                                 June 30
                                               -----------------------                ------------------------
                                               1996               1995                1996                1995
                                               ----               ----                ----                ----
Revenue
     Net resident service revenue       $     5,043,896     $     4,829,894     $    10,114,642    $      9,707,600
     Other revenue                                7,368              11,476              16,312              14,937
                                        ---------------     ---------------     ---------------    ----------------
         Total revenue                        5,051,264           4,841,370          10,130,954           9,722,537
                                        ---------------     ---------------     ---------------    ----------------
Operating expenses:
     Professional care of residents           2,507,264           2,245,600           4,907,586           4,402,085
     Dietary                                    411,506             399,708             813,588             785,077
     Household and plant                        427,115             410,067             870,691             836,403
     General and administrative                 761,554             761,983           1,552,283           1,521,126
     Employee health and welfare                232,665             229,977             491,854             449,519
     Depreciation and amortization              178,974             187,823             382,917             374,751
                                        ---------------     ---------------     ---------------    ----------------
         Total operating expenses             4,519,078           4,235,158           9,018,919           8,368,961
                                        ---------------     ---------------     ---------------    ----------------
     Operating income                           532,186             606,212           1,112,035           1,353,576
                                        ---------------     ---------------     ---------------    ----------------
Other income (expenses):
     Interest income                             41,112              28,126              88,167              66,587
     Interest expense                           (93,912)           (108,380)           (193,617)           (214,973)
     Provider fees                             (137,625)           (137,625)           (275,250)           (275,070)
     Minority Interest                         (102,592)            (30,897)           (188,153)            (98,711)
     Partnership share of joint
          venture income                         85,735             137,193             217,176             254,041
                                        ---------------     ---------------     ---------------    ----------------
         Total other
              income (expenses)                (207,282)           (111,583)           (351,677)           (268,126)
                                        ---------------     ---------------     ---------------    ----------------
     Net income                         $       324,904     $       494,629     $       760,358    $      1,085,450
                                        ===============     ===============     ===============    ================

Net income per weighted
   average limited partnership unit
   outstanding                          $         16.21     $         24.68     $         37.94    $          54.16
                                        ===============     ===============     ===============    ================

        The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                        Statements of Partners' Capital
          For the Six Months Ended June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                                   Limited Partners            General
                                                Units           Amount         Partners          Total
                                                -----           ------         --------          -----
Partners' capital,
     December 31, 1995                          18,639        $16,250,393      $  9,652        $16,260,045

Distributions to partners
     ($30.00 per limited
     partnership unit outstanding)                               (559,170)      (42,088)          (601,258)

Net income                                                        707,133        53,225            760,358

Unrealized loss on marketable
     securities available for sale                                 (4,351)         (327)            (4,678)
                                                ------        -----------      --------        -----------
Partners' capital,
     June 30, 1996                              18,639        $16,394,005      $ 20,462        $16,414,467
                                                ======        ===========      ========        ===========

                                 MEDICAL INCOME
                       PROPERTIES 2A LIMITED PARTNERSHIP

                            Statements of Cash Flows
                    Six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                                       1996                  1995
                                                                       ----                  ----
Cash flows from operating activities:
     Cash received from patient care                            $     10,837,391      $     9,497,861
     Cash paid to suppliers and employees                             (8,463,496)          (8,185,426)
     Interest received                                                    94,140               59,691
     Interest paid                                                      (193,617)            (214,973)
     Provider fees                                                      (275,250)            (275,070)
     Other operating receipts                                             16,312               14,937
                                                                ----------------      ---------------
         Net cash provided by operating activities                     2,015,480              897,020
                                                                ----------------      ---------------

Cash flows from investing activities:
     Investment in marketable securities                                (148,861)                   -
     Distributions (to) from joint ventures                             (520,853)              24,548
     Acquisitions of property                                           (216,375)            (255,393)
                                                                -----------------     ---------------
         Net cash used by investing activities                          (886,089)            (230,845)
                                                                -----------------     ---------------
Cash flows from financing activities:
     Payments of long term debt
         and lease obligations                                          (159,704)            (174,166)
     Net borrowings (payments) to related parties                        382,608              194,916
     Distributions to partners                                          (601,258)            (601,258)
                                                                ----------------      ---------------
         Net cash used by financing activities                          (378,354)            (580,508)
                                                                ----------------      ---------------

Net increase in cash and equivalents                                     751,037               85,667

Cash and equivalents, beginning of period                                889,401              864,318
                                                                ================      ===============


Cash and equivalents, end of period                             $      1,640,438      $       949,985
                                                                ================      ===============

Reconciliation of net income to net cash provided by operating activities

Net income                                                      $        760,358      $     1,085,450
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                       382,917              374,750
     Minority Interest                                                   188,153               98,711
     Partnership share of joint venture (income) loss                   (217,176)            (254,041)
     Accretion of discount on marketable Securities                        5,974               (6,896)
     (Increase) decrease in accounts receivable, net                     153,991             (299,208)
     Decrease  in third party receivables                                229,556              166,158
     Decrease (increase) in prepaid expenses
         and other assets                                               (164,475)               1,250
     Increase (decrease) in accounts payable and
         accrued expenses                                                336,980             (192,465)
     Increase (decrease) in third party payables                         339,202              (76,689)
                                                                ----------------      ---------------
     Net cash provided by operating activities                  $      2,015,480      $       897,020
                                                                ================      ===============


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

(2)    Property, Plant and Equipment

       Property, plant, and equipment is recorded at cost and consists of the following at June 30, 1996 and December 31, 1995:

                                                                        1996                    1995
                                                                        ----                    ----
       Land                                                     $        493,528          $        493,528
       Building                                                       10,235,585                10,141,958
       Equipment                                                       2,199,475                 2,076,727
       Property under capitalized lease                                6,550,539                 6,550,539
                                                                ----------------          ----------------
           Total property, plant and equipment                  $     19,479,127          $     19,262,752

       Accumulated depreciation and amortization                      (6,244,248)               (5,868,721)
                                                                ----------------          ----------------
       Net property, plant and equipment                        $     13,234,879          $     13,394,031
                                                                ================          ================

(3)    Debt Obligations

       Debt Obligations consisted of the following at June 30, 1996 and December 31, 1995:

                                                                                                1996                1995
                                                                                                ----                ----
       Industrial Revenue Bonds payable at a variable rate of interest with monthly principal and interest payments of $9,799 through April 1,
         2005. The interest rate is adjusted every
         May 1 and November 1.                                                          $          822,131    $        854,557

       Mortgage note with interest at the prime rate plus 1% in 60 payments of
         $22,728 through May 26, 1998; with a balloon payment due
         May, 1998.                                                                              3,259,160           3,386,439
                                                                                        ------------------    ----------------
                                                                                                 4,081,291           4,240,996

         Less amounts due in one year or less                                                      340,617             337,075
                                                                                        ------------------    ----------------
                                                                                        $        3,740,674    $      3,903,921
                                                                                        ==================    ================

        The aggregate annual maturities for the next five fiscal years are as follows:

                             1996               $      177,370
                             1997                      342,571
                             1998                    2,916,775
                             1999                       82,278
                             2000                       89,307
                             Thereafter         $      472,990
                                                --------------
                                                $    4,081,291
                                                ==============

(4)    Investment in Joint Venture

       The condensed financial information for the investments in joint ventures as of June 30, 1996 and December 31, 1995 is as follows:


       KATY (owned 50% by Partnership)                                1996                      1995
                                                                ----------------          ----------------
       Current assets                                           $      2,043,647          $      1,684,094
       Long term assets                                                4,896,169                 5,048,138
                                                                ----------------          ----------------
           Total assets                                         $      6,939,816          $      6,732,232
                                                                ================          ================
       Current liabilities                                      $        629,228          $        684,328
       Equity                                                          6,310,588                 6,047,904
                                                                ----------------          ----------------
           Total liabilities and equity                         $      6,939,816          $      6,732,232
                                                                ----------------          ----------------
       Partnership's investment at June 30, 1996
           and December 31, 1995                                $      3,155,294          $      3,023,952
                                                                ================          ================
       Revenues                                                 $      2,445,259          $      4,985,129
       Expenses                                                        2,135,361                 4,362,005
                                                                ----------------          ----------------
           Net income                                           $        309,898          $        623,124
                                                                ================          ================

                                                                      1996                      1995
                                                                ----------------          ----------------
       HUMBLE (owned 50% by Partnership)
       Current assets                                           $      1,353,524          $      1,140,926
       Long term assets                                                3,491,494                 3,651,762
                                                                ----------------          ----------------
           Total assets                                         $      4,845,018          $      4,792,688
                                                                ================          ================
       Current liabilities                                      $        651,675          $        703,933
       Long term liabilities                                             722,150                   691,850
       Equity                                                          3,471,193                 3,396,905
                                                                ----------------          ----------------
           Total liabilities and equity                         $      4,845,018          $      4,792,688
                                                                ================          ================
       Partnership's investment at June 30, 1996
           and December 31, 1995                                $      1,735,597          $      1,698,453
                                                                ================          ================
       Revenues                                                 $      2,080,924          $      3,664,088
       Expenses                                                        1,956,469                 3,526,809
                                                                ----------------          ----------------
           Net income                                           $        124,455          $        137,279
                                                                ================          ================


(5)    Related Party Transactions

       Through June 30, 1996 and 1995, QualiCorp, Inc., the parent of Qualicorp Management, Inc. (the Managing General Partner of the Partnership) charged $64,654 and $63,863, respectively, of administrative expenses to the Partnership.

                                    ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash and equivalents increased $169,417 during the quarter ended June 30, 1996 due to collections of amounts due from affiliates. Payables and accrued expenses remain current while estimated settlements increased by $255,962.

The Partnership presently has three wholly owned nursing homes located in Alabama and a 54.55% ownership in another home. According to industry representatives, the State of Alabama has reached an impasse with the Health Care Financing Administration (HCFA) which will cause the September payments for Medicaid patients to be delayed by the month to October 1996. The Partnership receives approximately $650,000 per month from the Alabama Medicaid program. In addition, the State of Alabama has proposed significant rate reductions and changes in eligibility requirements which will reduce Medicaid census levels if implemented.

As indicated in the prior quarterly report, the Partnership has engaged an investment firm to assist it in evaluating the Partnership's strategic alternatives. It was expected this evaluation would lead to a sale of the Partnership properties. However, due to the uncertainty of the Alabama Medicaid issues described above, the prospective buyer has requested a 90 day extension of the letter of intent which the Partnership intends to grant.

In May 1996, the Partnership paid a distribution of $15.00 per unit, which equals a 6% annualized return on the original $1,000 per unit investment. Although the Partnership expects to continue to make distributions to its limited partners based upon cash flow generated from operations, after considering cash required for debt service, necessary improvements to its properties and working capital reserves, no assurances can be given that distributions will be made in the future.

Operations

Net income for the quarter ended June 30, 1996 was $324,904 as compared to $494,629 for the same quarter in 1995. The revenue between quarters increased only $209,894. This lower than expected increase is due to higher than anticipated contractual adjustments, which should improve in subsequent quarters. The increase in the cost of care of residents was due to higher ancillary service expenses, primarily physical and occupational therapies and increased salaries and wages.

Dietary expenses were $11,798 above the 1995 level due to increased food costs. Household and Plant expenses totaled $427,115 in1996 as compared to $410,067 in 1995, reflecting higher utility costs and maintenance costs.

The minority interest net income allocation increased to $102,592 as compared to $30,897 in 1995 due to continuing earnings improvement at the Alabama Joint Venture property. The Partnership's share of joint venture income received from the Texas Joint Venture declined during the quarter due to lower Medicaid rates received, lower than anticipated ancillary utilization and higher costs of care of residents.

                                    PART II

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL INCOME PROPERTIES 2A
LIMITED PARTNERSHIP
Registrant


By     /s/ John H. Stoddard                        Date:  July 31, 1996
       -------------------------------------
       John H. Stoddard
       President and Chief Financial Officer
       QualiCorp Management, Inc.
       Managing General Partner