Form 10-Q
period 1996-09-30
MEDICAL INCOME PROPERTIES 2A LTD PARTNERSHIP
filed 1996-11-14
CIK 814433

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 30, 1996      Commission File Number 33-6122-01



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

                              Yes___X___ No_______




The number of limited partnership units outstanding at September 30, 1996 was 18,639.

                                TABLE OF CONTENTS

                                                                                Page No.
                                     PART I


Item 1.       Financial Information............................................. 4 - 10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................     11


                                     PART II



              Signatures........................................................     12

                                     PART I

                                     ITEM 1.

                              FINANCIAL INFORMATION

                  MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                                      INDEX

                                                                                Page No.

Balance Sheets, September 30, 1996 and December 31, 1995........................       4

Statements of Operations for the three
months ended September 30, 1996 and 1995 and the nine months
ended September 30, 1996 and 1995...............................................       5

Statements of Partners' Capital for the nine months
ended September 30, 1996 and 1995...............................................       6

Statements of Cash Flows for the nine months ended
September 30, 1996 and 1995.....................................................       7

Notes to Financial Statements...................................................  8 - 10

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                                 Balance Sheets
                    September 30, 1996 and December 31, 1995
                                   (Unaudited)

     ASSETS                                                            1996                       1995
     ------                                                            ----                       ----

Current assets
    Cash and equivalents                                        $      2,203,252          $        889,401
    Marketable securities                                              2,495,896                 2,161,755
    Accounts receivable, net of allowance
       for doubtful accounts of $194,531 in 1996
       and $190,934 in 1995                                            2,403,991                 2,634,141
    Estimated settlements due from third
       party payors                                                      256,318                   485,609
    Prepaid expenses and other assets                                    218,780                   110,667
                                                                ----------------          ----------------

       Total current assets                                            7,578,237                 6,281,573

Investments in joint ventures                                          4,910,598                 4,718,713
Property, plant and equipment, net of
    accumulated depreciation                                          13,079,338                13,394,031
Deferred financing costs, net of accumulated
    amortization of $50,380 in 1996 and
    $39,294 in 1995                                                       26,240                    37,326
Due from affiliates                                                      382,517                   754,471
                                                                ----------------          ----------------

    Total assets                                                $     25,976,930          $     25,186,114
                                                                ================          ================

    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------

Current liabilities
    Current portion of long term debt                           $        341,941          $        337,075
    Accounts payable                                                   1,180,525                   870,895
    Accrued payroll and payroll taxes                                    368,107                   259,497
    Accrued vacation                                                     230,593                   207,362
    Accrued insurance                                                    145,361                    65,028
    Accrued management fees                                               82,403                    79,234
    Patient deposits and trust liabilities                               132,652                    97,569
    Other accrued expenses                                                63,511                    92,522
    Estimated settlements due to third
       party payors                                                      973,248                   453,166
    Due to affiliates                                                    230,760                   243,814
                                                                ----------------          ----------------
       Total current liabilities                                       3,749,101                 2,706,162

Bonds, notes and capital lease obligations                             3,645,374                 3,903,921
                                                                ----------------          ----------------
       Total liabilities                                               7,394,475                 6,610,083
                                                                ----------------          ----------------

Venture partners' minority interest                                    2,010,603                 2,315,986
                                                                ----------------          ----------------

Partners' capital
    Limited partners                                                  16,540,374                16,250,393
    General partners                                                      31,478                     9,652
                                                                ----------------          ----------------
       Total partners' capital                                        16,571,852                16,260,045
                                                                ----------------          ----------------

       Total liabilities and partners' capital                  $     25,976,930          $     25,186,114
                                                                ================          ================

        The accompanying notes are an integral part of these statements.

                                 MEDICAL INCOME
                        PROPERTIES 2A LIMITED PARTNERSHIP

                            Statements of Operations
             For the three months ended September 30, 1996 and 1995
              and the nine months ended September 30, 1996 and 1995
                                   (Unaudited)

                                                 Three Months Ended                      Nine Months Ended
                                                    September 30                           September 30
                                        -----------------------------------     -----------------------------------

                                               1996               1995                1996                1995
                                               ----               ----                ----                ----
Revenue
     Net resident service revenue       $     5,074,667     $     4,952,906     $    15,189,309    $     14,660,506
     Other revenue                                7,643              13,446              23,956              28,384
                                        ---------------     ---------------     ---------------    ----------------
         Total revenue                        5,082,310           4,966,352          15,213,265          14,688,890
                                        ---------------     ---------------     ---------------    ----------------

Operating expenses:
     Professional care of residents           2,615,363           2,386,476           7,522,949           6,788,561
     Dietary                                    416,036             411,772           1,229,625           1,196,849
     Household and plant                        423,882             445,238           1,294,573           1,281,641
     General and administrative                 714,563             773,908           2,266,846           2,295,034
     Employee health and welfare                207,736             229,444             699,591             678,964
     Depreciation and amortization              182,278             192,170             565,194             566,920
                                        ---------------     ---------------     ---------------    ----------------
         Total operating expenses             4,559,858           4,439,008          13,578,778          12,807,969
                                        ---------------     ---------------     ---------------    ----------------

     Operating income                           522,452             527,344           1,634,487           1,880,921
                                        ---------------     ---------------     ---------------    ----------------

Other income (expenses):
     Interest income                             55,104              52,591             143,271             119,178
     Interest expense                           (92,182)           (105,668)           (285,799)           (320,641)
     Provider fees                             (137,805)           (137,805)           (413,056)           (412,876)
     Minority Interest                          (82,542)            (43,245)           (270,695)           (141,956)
     Partnership share of joint
          venture income                        192,207             108,283             409,384             362,324
                                        ---------------     ---------------     ---------------    ----------------
         Total other
              income (expenses)                 (65,218)           (125,844)           (416,895)           (393,971)
                                        ---------------     ---------------     ---------------    ----------------

     Net income                         $       457,234     $       401,500     $     1,217,592    $      1,486,950
                                        ===============     ===============     ===============    ================


Net income per weighted
   average limited partnership unit
   outstanding                          $         22.81     $         20.03     $         60.75    $          74.19
                                        ===============     ===============     ===============    ================

        The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         Statements of Partners' Capital
       For the Nine Months Ended September 30, 1996 and December 31, 1995
                                   (Unaudited)


                                                   Limited Partners           General
                                                Units         Amount          Partners          Total
                                                -----         ------          --------          -----
Partners' capital,
     December 31, 1995                         18,639        $16,250,393       $ 9,652         $16,260,045

Distributions to partners
     ($45.00 per limited
     partnership unit outstanding)                              (838,755)      (63,132)           (901,887)

Net income                                                     1,132,361        85,231           1,217,592

Unrealized gain on marketable
     securities available for sale                                (3,625)         (273)             (3,898)
                                            ---------       ------------       -------        ------------

Partners' capital,
     September 30, 1996                        18,639        $16,540,374       $31,478        $ 16,571,852
                                            =========        ===========       =======        ============

                                 MEDICAL INCOME
                        PROPERTIES 2A LIMITED PARTNERSHIP

                            Statements of Cash Flows
                  Nine months ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                       1996                  1995
                                                                       ----                  ----
Cash flows from operating activities:
     Cash received from patient care                            $     16,168,833      $    14,276,588
     Cash paid to suppliers and employees                            (12,590,650)         (12,114,579)
     Interest received                                                   150,024              122,383
     Interest paid                                                      (285,799)            (320,641)
     Provider fees                                                      (413,056)            (412,876)
     Other operating receipts                                             23,956               28,384
                                                                ----------------      ---------------
         Net cash provided by operating activities                     3,053,308            1,579,259
                                                                ----------------      ---------------

Cash flows from investing activities:
     Purchases of marketable securities                                 (344,796)                   -
     Distributions from joint ventures                                   217,500              267,500
     Acquisitions of property                                           (239,416)            (349,085)
                                                                ----------------      ---------------
         Net cash used by investing activities                          (366,712)            (81,585)
                                                                ----------------      ---------------

Cash flows from financing activities:
     Payments of long term debt
         and lease obligations                                          (253,679)            (248,898)
     Net borrowings (payments) to related parties                        358,900              178,944
     Distributions to venture partners                                  (576,079)             (30,679)
     Distributions to partners                                          (901,886)            (901,887)
                                                                ----------------      ---------------
         Net cash used by financing activities                        (1,372,744)          (1,002,520)
                                                                ----------------      ---------------

Net increase in cash and equivalents                                   1,313,852              495,154

Cash and equivalents, beginning of period                                889,400              864,318
                                                                ----------------      ---------------

Cash and equivalents, end of period                             $      2,203,252      $     1,359,472
                                                                ================      ===============

Reconciliation of net income to net cash
     provided by operating activities
Net income                                                      $      1,217,592      $     1,486,950
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                       565,194              566,920
     Minority Interest                                                   270,695              141,956
     Partnership share of joint venture (income) loss                   (409,384)            (362,324)
     Accretion of discount on marketable securities                        6,753                3,204
     Decrease (increase) in accounts receivable, net                     230,151             (609,731)
     Decrease  in third party receivables                                229,291              302,502
     (Increase) decrease  in prepaid expenses
         and other assets                                               (108,113)              41,538
     Increase in accounts payable and
         accrued expenses                                                531,047               84,932
     Increase (decrease) in third party payables                         520,082              (76,688)
                                                                ----------------      ---------------
     Net cash provided by operating activities                  $      3,053,308      $     1,579,259
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

(2)    Property, Plant and Equipment

       Property, plant, and equipment is recorded at cost and consists of the following at September 30, 1996 and December 31, 1995:

                                                                            1996               1995
                                                                            ----               ----

       Land                                                       $          493,528    $        493,528
       Building                                                           10,235,585          10,141,958
       Equipment                                                           2,222,516           2,076,727
       Property under capitalized lease                                    6,550,539           6,550,539
                                                                  ------------------    ----------------
           Total property, plant and equipment                            19,502,168          19,262,752

       Accumulated depreciation and amortization                          (6,422,830)         (5,868,721)
                                                                  ------------------    ----------------

           Net property, plant and equipment                      $       13,079,338    $     13,394,031
                                                                  ==================    ================

(3)    Debt Obligations


       Debt Obligations consisted of the following at September 30, 1996 and December 31, 1995:

                                                                          1996             1995
                                                                          ----             ----
       Industrial Revenue Bonds payable at a variable
         rate of interest with monthly principal and
         interest payments of $9,799 through April 1,
         2005.  The interest rate is adjusted every
         May 1 and November 1.                                    $          805,428    $        854,557


       Mortgage note with interest at the prime rate plus
         1% in 60 payments of $22,728 through
         May 26, 1998; with a balloon payment due
         May, 1998.                                                        3,181,887           3,386,439
                                                                  ------------------    ----------------

                                                                           3,987,315           4,240,996

       Less amounts due in one year or less                                  341,941             337,075
                                                                  ------------------    ----------------

                                                                  $        3,645,374    $      3,903,921
                                                                  ==================    ================

       The aggregate annual maturities for the next five fiscal years are as follows:

                             1996               $       83,394
                             1997                      342,571
                             1998                    2,916,775
                             1999                       82,278
                             2000                       89,307
                             Thereafter                472,990
                                                --------------
                                                $    3,987,315
                                                ==============

(4)    Investment in Joint Venture

       The condensed financial information for the investments in joint ventures as of September 30, 1996 and December 31, 1995 is as follows:

       KATY (owned 50% by Partnership)

                                                                       1996                      1995
                                                                      ------                    ------

       Current assets                                           $      2,195,080          $      1,684,094
       Long term assets                                                4,840,582                 5,048,138
                                                                ----------------          ----------------

           Total assets                                         $      7,035,662          $      6,732,232
                                                                ================          ================

       Current liabilities                                      $        667,220          $        684,328
       Equity                                                          6,368,442                 6,047,904
                                                                ----------------          ----------------

           Total liabilities and equity                         $      7,035,662          $      6,732,232
                                                                ================          ================

       Partnership's investment at September 30, 1996
           and December 31, 1995                                $      3,184,221          $      3,023,952
                                                                ================          ================

       Revenues                                                 $      3,733,695          $      4,985,129
       Expenses                                                        3,193,443                 4,362,005
                                                                ----------------          ----------------

           Net income                                           $        540,252          $        623,124
                                                                ================          ================

       HUMBLE (owned 50% by Partnership)

                                                                      1996                      1995
                                                                ----------------          ----------------
       Current assets                                           $      1,400,594          $      1,140,926
       Long term assets                                                3,440,040                 3,651,762
                                                                ----------------          ----------------

           Total assets                                         $      4,840,634          $      4,792,688
                                                                ================          ================

       Current liabilities                                      $        741,481          $        703,933
       Long term liabilities                                             646,400                   691,850
       Equity                                                          3,452,753                 3,396,905
                                                                ----------------          ----------------

           Total liabilities and equity                         $      4,840,634          $      4,792,688
                                                                ================          ================

       Partnership's investment at September 30, 1996
           and December 31, 1995                                $      1,726,376          $      1,698,453
                                                                ================          ================

       Revenues                                                 $      3,262,103          $      3,664,088
       Expenses                                                        2,983,588                 3,526,809
                                                                ----------------          ----------------

           Net income                                           $        278,515          $        137,279
                                                                ================          ================


(5)    Related Party Transactions

       Through September 30, 1996 and 1995, QualiCorp, Inc., the parent of Qualicorp Management, Inc. (the Managing General Partner of the Partnership) charged $97,946 and $94,483, respectively, of administrative expenses to the Partnership.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Cash and equivalents increased during the quarter ended September 30, 1996 by $562,814. This increase was achieved through improved patient receivables collections and increases in payables and accrued expenses of $194,065 in the quarter. In addition, the State of Illinois has begun to pay for the care of Medicaid residents in a more timely fashion. Property improvements and equipment purchases totaled $23,041 for the quarter and are projected to continue into 1997.

Due to the continued uncertainty of the Alabama Medicaid issues referred to in prior quarterly reports, the prospective purchaser of the Partnership assets has communicated it will not proceed with the proposed transaction. The Managing General Partner, in conjunction with its investment bankers, has re-opened discussions with other companies who had expressed an interest in the assets in the hope of negotiating a sale of the assets to one of them.

The Partnership will make its regular distribution of $15.00 per unit on November 15.

The Partnership will continue to make quarterly distributions to its limited partners based upon cash flow generated by facility operations after considering cash requirements for debt services, needed improvement to its property and cash reserves. There can be no assurance the current distribution of $15.00 per unit per quarter will be maintained into 1997.

Operations

Net income for the quarter ended September 30, 1996 was $457,234 compared to $401,500 for the quarter ended September 30, 1995. Revenue increased between quarters by 2.5% due to improved ancillary services and a higher routine services rate in the Alabama facilities. Expenses were $120,850 higher than the previous year due to higher cost of resident services, primarily salaries and ancillary costs. In addition, Administrative and General expenses were lower due to decreased insurance costs. Other income (expense) was affected by higher earnings from the joint venture properties.

                                     PART II

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL INCOME PROPERTIES 2A
LIMITED PARTNERSHIP
Registrant




By     /s/ John H. Stoddard                      Date:   October 31, 1996
       -------------------------------------          ----------------------
       John H. Stoddard
       President and Chief Financial Officer
       QualiCorp Management, Inc.
       Managing General Partner