Form 10-K
period 1996-12-31
MEDICAL INCOME PROPERTIES 2A LTD PARTNERSHIP
filed 1997-03-31
CIK 814433

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15 (d) of
                     the Securities and Exchange Act of 1934


For the Fiscal Year Ended                              Commission File Number
    December 31, 1996                                        33-6122-01


                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                                          59-2724921
(State of Organization)                     IRS Employer Identification Number)


                         7000 Central Parkway, Suite 850
                                Atlanta, GA 30328
                     (Address of Principal Executive Office)

                                 (770) 668-1080
               Registrant's Telephone Number, Including Area Code


          Securities Registered Pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
  Title of Each Class                             on Which Registered
  -------------------                             ---------------------
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

                              Yes   X    No
                                  ----      ----

Aggregate market value of the voting stock held by non-affiliates of the Registrant is not applicable.

The number of limited partnership units outstanding on February 27, 1997 was 18,639.

The Prospectus of the Registrant dated October 22, 1986, filed pursuant to Rule 424 (b) under the Securities Act of 1933 is incorporated by reference, to the extent indicated in Part III of this report.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K

                                                                          Page
PART I

Item 1:  Business                                                          1
Item 2:  Properties                                                        3
Item 3:  Legal Proceedings                                                 3
Item 4:  Submission of Matters to a Vote of Security Holders               3


PART II

Item 5:  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                               4
Item 6:  Selected Financial Data                                           4
Item 7:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               5
Item 8:  Financial Statements and Supplementary Data                       8
Item 9:  Disagreements on Accounting and Financial Disclosure              8


PART III

Item 10: Directors and Executive Officers of the Registrant                8
Item 11: Executive Compensation                                            9
Item 12: Security Ownership of Certain Beneficial Owners and Management    9
Item 13: Certain Relationships and Related Transactions                    9


PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K   9
Signatures                                                                11

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

The purpose of the Partnership is to engage in the business of acquiring and holding for investment income-producing health care related properties, primarily nursing homes, and operating such properties as skilled and intermediate care nursing homes. As of December 31, 1996, the Partnership owned a 100% interest of four nursing homes, a 54.55% interest in a nursing home in Decatur, Alabama and a 50% interest in two joint venture nursing homes in the Houston, Texas area. The Partnership employed approximately 502 employees as of February 12, 1997.

Business Strategy

The Partnership intends to hold its real property investments until such time as a sale or other disposition appears to be advantageous. Such factors as potential capital appreciation, industry trends, cash flow and federal income tax consequences to the Limited Partners will be considered before Partnership property dispositions are made.

The Partnership (the "Partnership") has entered into an asset Purchase and Sale Agreement effective as of February 3, 1997 (the "Sale Agreement"), by and among the Partnership, Qualicorp Management, Inc., the managing general partner of the Partnership, and Omega Healthcare Investors, Inc. ("Omega"). The Sale Agreement calls for the sale to Omega of the Partnership's interests in its facilities, and the personal property and intangible assets related to the operation of these facilities.

The description of the Sale Agreement set forth herein does not purport to be complete and is qualified in its entirely by the provisions of the Sale Agreement, filed as an exhibit to the Company's Current Report on Form 8-K dated February 18, 1997, and as Appendix A to the Partnership's Consent Solicitation Statement filed March 12, 1997.

Under the Sale Agreement, the Partnership will receive total sales consideration of $12,377,275, which will be reduced by accrued expenses of approximately $325,207 for vacation pay, sick pay, taxes and trust fund obligations as provided in the Sale Agreement, by approximately $1,741,052 of closing costs, brokerage fees, third party settlements and other obligations, and by approximately $1,898,867 for the payment of debt, resulting in estimated net proceeds from the sale of $8,412,149. These estimated net proceeds will be augmented by estimated current assets in excess of current liabilities of approximately $1,629,269 which will increase the total amount estimated to be available for distribution to approximately $10,041,418, which will be distributed to the Partnership's limited partners (the "Limited Partners") in three installments as follows:

1. First Installment. The Limited Partners will receive a check in the amount of $725 per unit, payable within 30 business days of the closing and surrender of Partnership certificates (an anticipated aggregate distribution to all of the Limited Partners of $7,909,761);

2. Second Installment. A second distribution of approximately $153 per unit is anticipated to be made within one year of the closing. This distribution is primarily attributable to the collection of accounts receivable in the period subsequent to the closing less the payment of accounts payable and other liabilities (an anticipated aggregate distribution to all of the Limited Partners of $1,668,632); and

3. Final Installments. A final distribution of up to $43 per unit is anticipated to be made following the expiration of the Partnership's representations and warranties to Omega and any additional period required to finally resolve any claims for indemnification against the Partnership brought prior to the termination of such period (an anticipated aggregate distribution to all of the Limited Partners of $463,025).

The closing of the Sale Agreement is subject to a number of conditions, as outlined in the Sale Agreement, including the approval of the Sale Agreement by the Limited Partners and the closing of facility acquisition agreements between Omega and three other affiliated partnerships. The approval of one of the partnerships has already been obtained and the consents of the other partnerships, including the Limited Partners, are being solicited.

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

The industry has always faced a challenge in staffing facilities, particularly with regard to Registered Nurses, Licensed Practical Nurses and Certified Nurse Aides. Depending upon the geographic area, the Partnership competes with hotels, motels and restaurants for other employees, including dietary and housekeeping staff. The Partnership owns nursing facilities in the States of Illinois, Texas, and Alabama. Each state reimburses nursing facilities on a prospective basis, although Alabama is the only state which bases reimbursement on the nursing facilities' actual cost. Texas and Illinois use average cost derived from all filed cost reports. Texas reimburses nursing facilities on a patient specific need called Texas Index of Level of Effort (TILE). Illinois pays nursing facilities based upon different cost parameters, including paying additional incentives based on facility services provided. Approximately fifty percent of the Partnership's operating costs consist of employee salaries and benefits. In 1995 a federal law was passed which increased the minimum wage level to $4.75 per hour in 1996 and to $5.15 per hour in 1997. Management of the Partnership has already responded to these increases, and to a corresponding "ripple effect" for wages of employees paid above the new minimum wage by increasing wages accordingly. To date, the State of Alabama has increased its reimbursement rates to reimburse actual expenses due to the 1996 minimum wage increase to $4.75. The States of Illinois and Texas have recently increased their reimbursement rates, but these increases were not related to, and do not reimburse providers for, the 1996 minimum wage increase. None of these states are committed to reimbursing nursing home expenses due to the 1997 increases in the minimum wage to $5.15 per hour, and there is considerable doubt as to whether such increases will be forthcoming.

The federal government has been discussing changes in Medicare and Medicaid as it looks for ways to downsize government. The Medicaid program could be impacted through block grants or level funding programs which would cap federal funding. If federal funding were capped, and states wished to retain the current level of services, significant additional funding would be required, particularly if the Omnibus Budget Reconciliation Act regulations were not repealed. The Medicare program is being examined by the federal government for possible changes, including the implementation of cost limits on ancillary services (such as therapy programs, equipment and diagnostic services), capital cost reductions, a continued freeze of the routine cost limits and perhaps a prospective payment system. The potential impact of such changes, either alone or in combination, cannot be determined at this time.

Information regarding industry segments is not applicable to the Partnership's business.

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

Ancillary Services

The Partnership provides a variety of rehabilitative services at its facilities for residents. These services include physical, speech, occupational, and respiratory therapy programs. The Partnership continues to expand these services as warranted by the needs of its residents and the requirements of third-party payor programs.

                               ITEM 2. PROPERTIES

As of December 31, 1996, the following properties were owned by the Partnership:

                        Date of     No. of                             Average Daily Census
         Property     Acquisition   Beds    Description       1996     1995     1994    1993      1992
         --------     -----------   ----    -----------       ----     ----     ----    ----      ----
Muscle Shoals, AL.       9/1/87      90     Nursing home       83       84       84       82       82
Shoals, AL.              9/1/87     103     Nursing home       98       99      100      100      100
Oak Crest, AL.           9/1/87     109     Nursing home       94       94       95       98      100
University Manor , IL.   3/1/88     120     Nursing home      108      107      106      109      116
Medical Park             7/1/88     183     Nursing home      174      170      175      178      179
   Decatur, AL.  (54.55% Interest)

In addition, the Partnership has invested in a joint venture consisting of two nursing homes with Medical Income Properties 2B Limited Partnership:

                              Date of                           Owner-
                              Acqui-   No. of                    ship               Avg. Daily Census
        Property              sition   Beds     Description       %       1996    1995     1994     1993     1992
        --------              ------   ----     -----------       -       ----    ----     ----     ----     ----
Renaissance Place-Katy, TX.   5/1/88   130      Nursing home      50%      117     121      112      118      116
Renaissance Place-Humble, TX. 5/1/88   120      Nursing home      50%      115     116      115      113      113


A description of the Partnership's purchase of its properties is disclosed in Notes 1(f), 2, 4, 5, 6 and 14 of the Notes to Financial Statements.


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

                                    PART II


                ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP
                   UNITS AND RELATED SECURITY HOLDER MATTERS

There is no established public trading market for the Partnership Units. There were 1,571 limited partners as of February 27, 1997. Distributions paid per limited partner unit for each quarter in the last five years are incorporated by reference from Item 6 below.

                        ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the period January 1, 1992 to December 31, 1996 is shown below:

(000's omitted except for per share data and distributions)

                             1996    1995     1994     1993     1992
                             ----    ----     ----     ----     ----
Summary of Operations:
  Total Revenue            $20,824  19,050   17,906   16,607   16,037
  Operating Income         $ 2,233   1,941    1,994    2,624    2,373
  Net Income               $ 1,699   1,184    1,206    1,651    1,300

Per Share Data:
 Net Income per
 Limited Partner Unit      $ 84.76   59.09    60.20    82.36    64.87

Financial Condition:
 Total Assets              $25,543  25,186   24,703   24,479   23,612
 Bonds, Notes and
   Capitalized Lease
   Obligations             $ 3,902   4,241    4,584    4,951    4,977
 Partners' Capital         $16,754  16,260   16,233   16,218   15,319

Distributions per Limited
   Partner Unit:
 First Quarter             $ 15.00   15.00    12.50     8.75     5.00
 Second Quarter            $ 15.00   15.00    15.00     8.75     6.25
 Third Quarter             $ 15.00   15.00    15.00    10.00     6.25
 Fourth Quarter            $ 15.00   15.00    15.00    10.00     7.50


Quarterly Financial data for the period January 1, 1994 to December 31, 1996:
(000's omitted)

                                          1996
                         ---------------------------------------
                         1st Qtr.  2nd Qtr.   3rd Qtr.  4th Qtr.
                         --------  --------   --------  --------
Total Revenue             $5,080    $5,051    $5,082    $5,611
Income from Operations       580       532       522       599
Net Income                   435       325       457       482

                                         1995
                         ---------------------------------------
                         1st Qtr.  2nd Qtr.   3rd Qtr.  4th Qtr.
                         --------  --------   --------  --------
Total Revenue             $4,881    $4,841    $4,967    $4,361
Income from Operations       747       606       527        61
Net Income (Loss)            591       495       402      (304)

                                         1994
                         ---------------------------------------
                         1st Qtr.  2nd Qtr.   3rd Qtr.  4th Qtr.
                         --------  --------   --------  --------
Total Revenue             $4,302    $4,412    $4,488    $4,704
Income from Operations       641       496       476       381
Net Income                   425       271       380       130

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Reserves

Cash and cash equivalents balances and marketable securities totaled $3,984,054 at December 31, 1996, an increase of $932,898 from December 31, 1995. Accounts receivable balances decreased during the same time frame $444,215 due to improved collection efforts directed toward Medicare, Medicaid and private payors. In addition, more timely Medicaid reimbursement from the State of Illinois decreased receivables $131,000 between years. Net cash from operations increased to $2,598,898 in 1996 compared to $1,914,160 in 1995. Cash paid to suppliers and employees, while increasing $1,865,395, reflected higher salaries and wages paid and increased ancillary services provided by contract services.

The Partnership spent $360,089 on capital expenditures during 1996 and expects to spend approximately the same amount in 1997. During the year, the Partnership let lapse the Certificate of Need to construct a fourteen (14) bed addition to its Shoals nursing home which it had intended to finance from existing cash balances.

In 1996, the Partnership paid regular distributions to its limited partners of $60 per unit. This distribution equaled a 6% return on the initial investment of $1,000 per unit. Although the Partnership expects to make distributions to its limited partners based upon cash flow generated from operations, after considering cash required for debt obligations, necessary improvements to its properties and working capital reserves, no assurances can be given that distributions will be made in the future.

The Partnership has a $500,000 line of credit available to it should the need arise. At the present time, the Managing General Partner believes the Partnership has adequate working capital and does not believe it will be necessary to borrow additional funds.

Results of Operations

Fiscal Year 1996 Compared to 1995

Net income for the year ended December 31, 1996 was $1,698,843 compared to $1,184,339 for the year ended December 31, 1995. Total revenue increased to $20,824,455 during the year, an increase of $1,774,778 over 1995. This increase was the result of improved routine service rates and the facilities' continued efforts to provide increased ancillary services, particularly therapy services, to its residents.

The operating costs of the Partnership increased to $18,591,372 during the year. Operating expenses for 1995 totaled $17,108,449. Professional care of patient costs by year are:

                                           1996             1995
                                           ----             ----
Salaries and Wages                   $ 5,833,050        $ 5,515,416
Supplies and Pharmaceuticals             837,089            740,854
Ancillary Service Expense              2,899,359          2,160,552
Social Service and Activities            336,707            320,187
Medical Records                           80,341             65,715
Temporary Labor                               --             46,869
Other Expenses                           361,291            356,192
                                      ----------          ---------
                                      10,347,837          9,205,785
                                      ==========          =========

Dietary expenses increased during the year approximately 3% while Household and Plant Expenditures increased $8,889 over 1995 levels.

General and Administrative expenses by year are:

                                    1996             1995
                                    ----             ----
Salaries and Wages              $  510,373        $  502,629
Supplies                            53,357            54,296
Insurance                          585,444           595,983
Management Fees                    988,841           950,808
Property Management Fees           235,223                --
Cost Reimbursement                 144,527           136,679
Property Tax                        68,773            69,709



Accounting and Auditing            225,425           185,395
Telephone                           51,654            52,921
Travel                              42,918            43,577
Other Expenses                     262,598           298,764
                                ----------        ----------
                                $3,169,133        $2,890,731
                                ==========        ==========

Insurance costs continued to decline due to improved controls on programs, particularly workers compensation programs, in the Alabama facilities. The Partnership paid to Qualicorp a property management fee of $235,223 for services provided to the Partnership in 1996. Accounting and Audit expense increased $40,030 in 1996 over 1995 due to cost report preparation expenses and increased audit costs. Employee health and welfare costs increased in 1996 over 1995 due to higher employment taxes offset by lower than expected health insurance costs.

Other income (expenses) for 1996 over 1995 reflected higher interest income earned on investment funds, lower interest rates charged on debt obligations and substantially higher earnings from two Texas properties which increased the Partnership's share of joint venture income by $177,356.

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

Professional care of patients costs by year are:

                                         1995               1994
                                         ----               ----
Salaries and Wages                   $5,515,416        $5,114,186
Supplies and Pharmaceuticals            740,854           611,700
Ancillary Services Expense            2,160,552         1,661,797
Social Service and Activities           320,187           310,435
Medical Records                          65,715            62,918
Temporary Labor                          46,869           180,950
Other Expenses                          356,192           298,801
                                     ----------        ----------
                                     $9,205,785        $8,240,787
                                     ==========        ==========

Dietary expenses rose $52,334 due to increased food and supply costs while Household and Plant costs increased $97,124, primarily due to higher labor, supplies and utilities expenses.

General and Administrative expenses by year are:

Salaries and Wages             $  502,629        $   453,807
Supplies                           54,296            50,556
Insurance                         595,953           665,557
Management Fees                   950,808           914,238
Cost Reimbursement                136,679           147,110
Property Tax                       69,709            55,586
Accounting and Auditing           185,395           184,757
Telephone                          52,921            45,568
Travel                             43,577            52,404
Other Expenses                    298,764           229,196
                               ----------        ----------
                               $2,890,731        $2,798,779
                               ==========        ==========

Insurance costs continue to decline due to improved controls on the workers compensation programs in the State of Alabama. Total other income/expenses totaled $756,889 for the year, a $31,065 improvement over the prior year. The earnings of the two Texas properties were substantially higher than the previous year, therefore increasing the Partnership share of joint venture income by $152,754. The minority interest arising from the operation of the Medical Park facility reflects improved earnings at that facility due to ancillary services utilization.

Fiscal Year 1994 Compared to 1993

Net income for the year ended December 31, 1994 was $1,206,438, compared to $1,650,574 for 1993. This decline in earnings was due to sharply higher operating expenses for the care of patients which could not be reflected in increased rates in the current year. These expenditures should be reflected in higher patient care rates in future periods.

Professional care of patient costs by year are:

                                                  1994              1993
                                                  ----              ----
          Salaries and Wages                   $5,114,186        $4,461,047
          Supplies and Pharmaceuticals            611,700           478,020
          Ancillary Service Expense             1,661,797           897,741
          Social Service and Activities           310,435           285,804
          Medical Records                          62,918            54,084
          Temporary Labor                         180,950            93,344
          Other Expenses                          298,801           242,756
                                               ----------        ----------
                                               $8,240,787        $6,512,796
                                               ==========        ==========

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

A recap of General and Administrative expenses include:

                                        1994             1993
                                        ----             ----
          Salaries and Wages        $  453,807      $  409,137
          Supplies                      50,556          41,104
          Insurance                    665,557         751,997
          Management Fees              914,238         864,674
          Cost Reimbursement           147,110         137,579
          Property Tax                  55,586          79,569
          Audit and Accounting         184,757         153,545
          Telephone                     45,568          42,377
          Travel                        52,404          36,944
          Other Expenses               229,196         177,747
                                    ----------      ----------
                                    $2,798,779      $2,694,653
                                    ==========      ==========

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

There were no changes of auditors for the Partnership during the fiscal years 1996 and 1995.



                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. QualiCorp Management, Inc. (QMI), a Delaware corporation, is the Managing General Partner of the Partnership. The directors and executive officers of QMI as of December 31, 1996 are listed below. Directors serve for one year or until the next annual meeting of stockholders of QMI or until their successors are elected and qualified. QMI is a wholly-owned subsidiary of QualiCorp, Inc., a Louisiana corporation. The directors and executive officers of QualiCorp, Inc. are also listed below. The relationship of the Managing General Partner to its Affiliates is described under the caption "Conflicts of Interest" on pages 38 through 42 of the Prospectus, which pages are specifically incorporated by reference herein.

The directors and executive officers of QMI and QualiCorp, Inc. are as follows:

    Name                 Age        Positions and Recent Principal Occupations
    ----                 ---        ------------------------------------------

John M. DeBlois          60         Chairman of the Board since 1981. Chairman
                                    of the Board of Qualicare, Inc., a hospital
                                    management company, from the mid 1970's to
                                    1983.

John H. Stoddard         54         President and Chief Financial Officer since
                                    July 1, 1988. Senior Vice President of
                                    Safecare Health Services, Inc., a health
                                    care management company, from September 1,
                                    1985 to March 1988. From May 1983 to August
                                    1985, Treasurer, Continental Health
                                    Services, a health care management company.
                                    Prior to May 1983, was Vice President -
                                    Finance with Qualicare, Inc.

Wanda J. Honea           39        Vice President - Investor Services from May
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


                        ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no officers or directors. No director or officer of the Managing General Partner received any remuneration from the Partnership during the three years ended December 31, 1996. The Partnership paid to Qualicorp, Inc., the parent of QMI, the Managing General Partner, $144,527 as reimbursement for administrative expenses (primarily salaries) incurred during the year. Qualicorp, Inc. also charged the Partnership $235,223 in 1996 for property management fees.


               ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

No executive officers or directors of QMI owned any Units in the Partnership at December 31, 1996. Qualicorp, Inc., parent of QMI, the Partnership's Managing General Partner, held 42 units in the Partnership at December 31, 1996.



            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the five years ended December 31, 1996, QualiCorp, Inc., the parent of QMI, charged the Partnership for administrative services $144,527, $136,679, $147,110, $137,579, and $114,791. In addition, Qualicorp, Inc.
also charged the Partnership $235,223 in 1996 for property management fees.

Under the Partnership Agreement, the General Partners are entitled to participate in distributions of the Partnership's Cash Flow as described under the caption "Management Compensation" at pages 32 through 36 of the Prospectus. Cash distributions of $84,175, $84,175, $80,671, $52,606, and $35,074, were made to the General Partners during 1996, 1995, 1994, 1993, and 1992, respectively. The General Partners also share in the Partnership's net profits and net losses.



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

      Information Accompanying the Basic Financial Statements
          Independent Auditor's Report on Additional Information          F-20
          Schedule VIII - Valuation and Qualifying Accounts
                            and Reserves for Allowances for
                            Doubtful Accounts                             F-21
          Schedule X - Consolidated Supplementary
                            Income Statement Information                  F-22
          Schedule XI - Real Estate and Accumulated Depreciation          F-23

All schedules other than those indicated have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

THE TEXAS JOINT VENTURE

                                                                           Page
                                                                           ----

      Independent Auditor's Report                                         F-24

      Financial Statements
           Balance Sheets                                                  F-25
           Statements of Operations                                        F-26
           Statements of Partners' Capital                                 F-27
           Statements of Cash Flows                                        F-28
           Notes to Financial Statements                                   F-30

      Information Accompanying the Basic Financial Statements
           Independent Auditor's Report on Additional Information          F-39
           Schedule VIII - Valuation and Qualifying
                             Accounts and Reserves for
                             Allowance for Doubtful Accounts               F-40
           Schedule X - Consolidated Supplementary
                             Income Statement Information                  F-41
           Schedule XI - Real Estate and Accumulated Depreciation          F-42

All schedules other than those indicated have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.


     2.   Exhibits

          Exhibits listed below which have been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

          2. Purchase and Sale Agreement (the "Sale Agreement") dated February 3, 1997 (filed as an exhibit to the company's Form 8-K filed February 18, 1997, and as an appendix to the Partnership's Consent Solicitation Statement dated March 12, 1997).

          3-A. The prospectus of the Partnership dated October 22, 1986, as amended October 23, 1986, October 29, 1986 and supplemented on February 26, 1987 and filed pursuant to Rule 424(b) is hereby incorporated herein by reference.

          3-B. Amended and restated agreement of Limited Partnership set forth as Exhibit A to the prospectus, incorporated herein by reference.

          3-C. Consent Solicitation Statement dated March 12, 1997 was filed pursuant to Rule 14A and incorporated herein by reference.


(b) No report on Form 8-K was filed during the fourth quarter of the fiscal year ended December 31, 1996. A report on Form 8-K was filed on February 18, 1997 pertaining to the Disposition of Partnership Assets.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia.

MEDICAL INCOME PROPERTIES 2A
      LIMITED PARTNERSHIP

      QUALICORP MANAGEMENT, INC.
      Managing General Partner


By: /s/ John H. Stoddard                          Date: March 21, 1997
   -----------------------------------------
   John H. Stoddard
   President, Director, Chief Financial
   Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Name                    Position                           Date

/s/ John M. DeBlois           Chairman of the Board         March 21, 1997
---------------------
John M. DeBlois

/s/ John H. Stoddard          President, Director,          March 21, 1997
----------------------        Chief Financial Officer
John H. Stoddard              and Principal Accounting
                              Officer

                                EXHIBIT INDEX

Exhibit Number                  Description
--------------                  -----------
     27                         Financial Data Schedule (for SEC use only)

                        [SELF & MAPLES, P.A. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Medical Income Properties 2A Limited Partnership

We have audited the balance sheets of Medical Income Properties 2A Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Income Properties 2A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ Self & Maples, P.A.

Oneonta, Alabama
January 24, 1997, except for Note 14, as to which the date is February 3, 1997

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                             1996                 1995
                                                         ------------         ------------
               ASSETS
Current assets
  Cash and cash equivalents                              $ 1,644,674          $   889,401
  Marketable securities                                    2,339,380            2,161,755
  Patient accounts receivable, net of allowance
     for doubtful accounts of $225,011
     in 1996 and $190,934 in 1995                          2,179,723            2,623,938
  Interest receivable                                         13,914               10,203
  Estimated third-party payor settlements                    739,842              485,609
  Prepaid expenses and other assets                          127,032              110,667
                                                         -----------          -----------
     Total current assets                                  7,044,565            6,281,573

Investment in joint ventures                               4,986,273            4,718,713
Property and equipment, net of
   accumulated depreciation                               13,016,044           13,394,031
Deferred financing costs, net of
   accumulated amortization of
   $54,075 in 1996 and $39,294 in 1995                        22,545               37,326
Due from affiliates                                          473,417              754,471
                                                         -----------          -----------

     Total assets                                        $25,542,844          $25,186,114
                                                         ===========          ===========

    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------

Current liabilities
  Current maturities of long-term debt                   $   343,697          $   337,075
  Accounts payable                                           906,261              870,895
  Accrued payroll and payroll taxes                          309,380              259,497
  Accrued vacation                                           247,096              207,362
  Accrued insurance                                           43,126               65,028
  Accrued management fees                                     82,403               79,234
  Patient deposits and trust liabilities                     128,204               97,569
  Other accrued expenses                                      91,947               92,522
  Estimated third-party payor settlements                    516,976              453,166
  Due to affiliates                                          460,564              243,814
                                                         -----------          -----------
     Total current liabilities                             3,129,654            2,706,162

Long-term debt, net of current maturities                  3,558,529            3,903,921
                                                         -----------          -----------
     Total liabilities                                     6,688,183            6,610,083

Venture partners' minority interest                        2,100,875            2,315,986
                                                         -----------          -----------

Partners' capital
   Limited partners                                       16,709,571           16,250,393
   General partners                                           44,215                9,652
                                                         -----------          -----------
     Total partners' capital                              16,753,786           16,260,045
                                                         -----------          -----------
     Total liabilities and partners' capital             $25,542,844          $25,186,114

                 See accompanying notes to financial statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                               1996                 1995                  1994
                                          ------------          ------------           -------------
Revenues
   Net patient service revenue            $ 20,783,193           $ 19,017,059           $ 17,872,338
   Other revenue                                41,262                 32,618                 34,056
                                          ------------           ------------           ------------
      Total revenue                         20,824,455             19,049,677             17,906,394
                                          ------------           ------------           ------------

Operating expenses
   Professional care of patients            10,347,837              9,205,785              8,240,787
   Dietary                                   1,657,865              1,609,770              1,557,436
   Household and plant                       1,723,483              1,714,594              1,617,470
   General and administrative                3,169,133              2,890,731              2,798,779
   Employee health and welfare                 940,197                919,299                925,354
   Depreciation and amortization               752,857                768,270                772,176
                                          ------------           ------------           ------------

      Total operating expenses              18,591,372             17,108,449             15,912,002
                                          ------------           ------------           ------------

      Operating income                       2,233,083              1,941,228              1,994,392
                                          ------------           ------------           ------------

Other income (expenses)
   Interest income                             206,257                157,839                152,591
   Interest expense                           (376,001)              (419,354)              (380,587)
   Provider fees                              (550,861)              (550,681)              (540,739)
   Minority interest in
     consolidated joint venture               (371,193)              (324,895)              (246,667)
   Partnership share of
     unconsolidated joint
     venture income                            557,558                380,202                227,448
                                          ------------           ------------           ------------

      Total other income
        (expenses)                            (534,240)              (756,889)              (787,954)
                                          ------------           ------------           ------------

      Net income                          $  1,698,843           $  1,184,339           $  1,206,438
                                          ============           ============           ============


Net income attributable
   to limited partners (93%)              $  1,579,924           $  1,101,435           $  1,121,987
Net income attributable
   to general partners (7%)                    118,919                 82,904                 84,451
                                          ------------           ------------           ------------

                                          $  1,698,843           $  1,184,339           $  1,206,438
                                          ============           ============           ============

Net income per weighted
   average limited partnership
   unit outstanding                       $      84.76           $      59.09           $      60.20
                                          ============           ============           ============


                See accompanying notes to financial statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                           Limited Partners                       General
                                      Units                Amount                 Partners                Total
                                  ------------          ------------           ------------           -------------

Partners' capital at
  December 31, 1993               $     18,639          $ 16,211,431           $      6,720           $ 16,218,151

   Distributions to
   partners ($57.50 per
   limited partnership
   unit outstanding)                        --            (1,071,744)               (80,671)            (1,152,415)

   Net income                               --             1,121,987                 84,451              1,206,438

   Unrealized loss on
   marketable securities
   available for sale                       --               (36,071)                (2,715)               (38,786)
                                  ------------          ------------           ------------           ------------

Partners' capital at
  December 31, 1994                     18,639            16,225,603                  7,785             16,233,388

   Distributions to
   partners ($60.00 per
   limited partnership
   unit outstanding)                        --            (1,118,339)               (84,175)            (1,202,514)

   Net income                               --             1,101,435                 82,904              1,184,339

   Unrealized gain on
   marketable securities
   available for sale                       --                41,694                  3,138                 44,832
                                  ------------          ------------           ------------           ------------

Partners' capital at
  December 31, 1995                     18,639            16,250,393                  9,652             16,260,045

   Distributions to
   partners ($60.00 per
   limited partnership
   unit outstanding)                        --            (1,118,339)               (84,175)            (1,202,514)

   Net income                               --             1,579,924                118,919              1,698,843

   Unrealized loss on
   marketable securities
   available for sale                       --                (2,407)                  (181)                (2,588)
                                  ------------          ------------           ------------           ------------
Partners' capital at
  December 31, 1996               $     18,639          $ 16,709,571           $     44,215           $ 16,753,786
                                  ============          ============           ============           ============


                 See accompanying notes to financial statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                      1996                   1995                   1994
                                                  ------------           ------------           ------------

Cash flows from operating activities:

  Cash received from patient care                 $ 21,020,618           $ 18,528,805           $ 17,291,338
  Interest and dividends received                      166,085                159,582                125,965
  Other operating receipts                              41,262                 32,618                 34,056
  Cash paid to suppliers and
    employees                                      (17,702,205)           (15,836,810)           (14,858,368)
  Interest paid                                       (376,001)              (419,354)              (380,587)
  Provider fees                                       (550,861)              (550,681)              (540,739)
                                                  ------------           ------------           ------------
  Net cash provided (used) by operations             2,598,898              1,914,160              1,671,665
                                                  ------------           ------------           ------------

Cash flows from investing activities:

  Purchases of marketable securities                (1,543,752)              (755,533)            (2,169,477)
  Maturities of marketable securities                1,400,000                783,981                     --
  Capital expenditures                                (360,089)              (391,040)              (353,775)
  Distributions from joint
    ventures                                           290,000                290,000                189,999
                                                  ------------           ------------           ------------
  Net cash provided (used)
   by investing activities                            (213,841)               (72,592)            (2,333,253)
                                                  ------------           ------------           ------------

Cash flows from financing activities:

  Distributions to partners                         (1,202,514)            (1,202,514)            (1,152,415)
  Payments on long-term debt and
    lease obligations                                 (338,770)              (343,400)              (367,156)
  Net related party transactions                       497,804               (229,666)              (150,708)
  Distributions to venture partners                   (586,304)               (40,905)               (86,355)
                                                  ------------           ------------           ------------
  Net cash provided (used) by
    financing activities                            (1,629,784)            (1,816,485)            (1,756,634)
                                                  ------------           ------------           ------------
Net increase (decrease) in
 cash and cash equivalents                             755,273                 25,083             (2,418,222)

Cash and cash equivalents, beginning
  of year                                              889,401                864,318              3,282,540
                                                  ------------           ------------           ------------
Cash and cash equivalents, end of year            $  1,644,674           $    889,401           $    864,318
                                                  ============           ============           ============

                 See accompanying notes to financial statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                          1996                 1995                   1994
                                                      -----------           -----------           -----------
Reconciliation of net income to net cash
  provided by operating activities:

  Net income                                          $ 1,698,843           $ 1,184,339           $ 1,206,438
                                                      -----------           -----------           -----------
  Adjustments to reconcile net income to net
  cash provided by operating activities:

    Depreciation and amortization                         752,857               768,270               772,176
    Provision for losses on accounts
        receivable                                        176,465               112,022                80,123
    Partnership share of unconsolidated
        joint venture (income) loss                      (557,558)             (380,202)             (227,448)
    Minority interest in consolidated
        joint venture income (loss)                       371,193               324,895               246,667
    (Increase) decrease in:
        Patient accounts receivable, net                  267,748              (478,052)             (729,494)
        Interest receivable, securities
          premium amortization and
          securities discount accretion                   (40,172)                1,743               (26,626)
        Estimated third-party payor
          settlements                                    (254,233)             (122,224)               (1,184)
        Prepaid expenses and other assets                 (16,365)              130,062               (93,140)
    Increase (decrease) in:
        Accounts payable                                   35,366               230,853               277,447
        Accrued expenses                                   70,309              (202,997)               99,893
        Estimated third-party payor
          settlements                                      63,810               340,394                69,555
        Other liabilities                                  30,635                 5,057                (2,742)
                                                      -----------           -----------           -----------
    Total adjustments                                     900,055               729,821               465,227
                                                      -----------           -----------           -----------
  Net cash provided (used) by operations              $ 2,598,898           $ 1,914,160           $ 1,671,665
                                                      ===========           ===========           ===========

Supplemental schedule of noncash investing and financing activities:

  Unrealized gain (loss) on marketable
    securities available for sale                     $    (2,588)          $    44,832           $   (38,786)
                                                      ===========           ===========           ===========


                 See accompanying notes to financial statements.

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

          (d)  Per Unit Information

               Limited partnership information per unit is based on units outstanding of 18,639 in 1996, 1995 and 1994.

          (e)  Patient Service Revenue

               Patient service revenue is recorded at the nursing homes' established rates with contractual adjustments ($6,510,438 in 1996, $6,182,176 in 1995, and $4,915,980 in 1994), provision for uncollectible accounts, bad debts ($176,465 in 1996, $112,022 in 1995, and $80,123 in 1994) and other discounts deducted to arrive at net patient service revenue.

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

          (f)  Property and Equipment

               Property and equipment are stated at cost. Items capitalized under capital lease obligations are recorded at their fair market value at the inception of the lease. Depreciation of the buildings is provided over their estimated useful lives of thirty years on the straight-line method. Equipment and other personal property are depreciated over five to seven years on the straight-line method.

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

          (i)  Uninsured Cash Balances

               The Partnership maintains cash balances in several banks. Cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $2,427,666 (inclusive of unconsolidated joint ventures) at December 31, 1996 and $380,063 at December 31, 1995. The 1996 and 1995 amounts do not include the total of commingled funds discussed in Note 7., since the amount in excess of FDIC limits related to these funds is not determinable.

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

          (k)  Uses of Estimates

               Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

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

          Medical Park's equity at December 31, 1996 and 1995 was $4,621,101 and $5,097,502, respectively, and it had net income of $816,707, $714,840 and $542,722 for the years ended December 31, 1996, 1995 and 1994, respectively.

          The acquisitions have been accounted for under the purchase method of accounting. Consequently, only operations subsequent to the

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


          acquisition date have been included in the accompanying financial statements.

Note 3.   MARKETABLE SECURITIES

          Marketable securities consist of U.S. Treasury securities. The following schedule summarizes marketable securities activity for the years ended December 31, 1996 and 1995:

                                                           1996                 1995
                                                           ----                 ----

           Beginning balance, amortized cost          $ 2,155,709           $ 2,190,057
           Purchase of marketable securities            1,543,752               755,533
           Redemption of investments                   (1,400,000)             (783,981)
           Net amortization of premiums and
             accretion of discounts                        36,463                (5,900)
                                                      -----------           -----------

           Amortized cost                               2,335,924             2,155,709

           Gross unrealized gain                            3,456                 6,046
                                                      -----------           -----------

           Fair value                                 $ 2,339,380           $ 2,161,755
                                                      ===========           ===========

          The maturities of investment securities at December 31, 1996 were as follows:

           Due in one year or less           $  751,357
           Due in two years or less           1,584,567
                                             $2,335,924



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

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


          Humble Nursing Home located in Texas for $2,243,750 plus capitalized acquisition costs and fees of $114,406.

          The condensed balance sheet information for the investment in joint venture as of December 31, 1996 and 1995 and operating statement information for each of the years in the three-year period ending December 31, 1996 is as follows:

           Katy                                  1996                1995
           ----                                  ----                ----

           Current assets                    $2,501,874          $1,684,094
           Long-term assets                   4,771,630           5,048,138
                                             ----------          ----------

              Total assets                   $7,273,504          $6,732,232
                                             ==========          ==========

           Current liabilities               $  860,008          $  684,328
           Long-term liabilities                     --                  --
                                             ----------          ----------
           Equity                             6,413,496           6,047,904

              Total liabilities
                and equity                   $7,273,504          $6,732,232
                                             ==========          ==========

           Partnership's investment
             at December 31,
             1996 and 1995                   $3,206,748          $3,023,952
                                             ==========          ==========


                                                1996                1995                1994
                                                ----                ----                ----

           Revenues                          $5,039,616          $4,985,129          $3,700,538
           Expenses                           4,385,765           4,362,005           3,505,169
                                             ----------          ----------          ----------

              Net income                     $  653,851          $  623,124          $  195,369
                                             ==========          ==========          ==========


           Humble                                1996                1995
           ------                                ----                ----

           Current assets                    $1,498,372          $1,140,926
           Long-term assets                   3,377,314           3,651,762
                                             ----------          ----------

              Total assets                   $4,875,686          $4,792,688
                                             ==========          ==========

           Current liabilities               $  677,478          $  703,933
           Long-term liabilities                631,250             691,850
           Equity                             3,566,958           3,396,905
                                             ----------          ----------

              Total liabilities
                and equity                   $4,875,686          $4,792,688
                                             ==========          ==========

           Partnership's investment
             at December 31,
             1996 and 1995                   $1,783,479          $1,698,453
                                             ==========          ==========


                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


           Humble (con't)                       1996                1995                1994
           --------------                       ----                ----                ----
           Revenues                          $4,415,307          $3,664,088          $3,373,417
           Expenses                           3,954,042           3,526,809           3,113,890
                                             ----------          ----------

              Net income                     $  461,265          $  137,279          $  259,527
                                             ==========          ==========          ==========

Note 5.   PROPERTY AND EQUIPMENT

          Property and equipment is recorded at cost and consists of the following at December 31, 1996 and 1995:

                                                                  1996                       1995
                                                                  ----                       ----
           Land                                               $    493,528           $    493,528
           Buildings and improvements                           10,383,782             10,141,958
           Furniture and equipment                               2,194,993              2,076,727
           Property under capitalized lease                      6,550,539              6,550,539
                                                              ------------           ------------

             Total                                              19,622,842             19,262,752
           Accumulated depreciation and amortization            (6,606,798)            (5,868,721)
                                                              ------------           ------------

             Net property and equipment                       $ 13,016,044           $ 13,394,031
                                                              ============           ============

Note 6.   LONG-TERM DEBT

          Long-term debt consisted of the following at December 31, 1996 and 1995:

                                                                                   1996                       1995
                                                                                   ----                       ----

          Mortgage notes secured by interest in capitalized lease with interest at prime plus 1% (9.25% at December 31, 1996 and 9.50%
          at December 31, 1995) payable in 60 payments of $22,728 plus interest through April 26, 1998, with a balloon payment due
          May 26, 1998                                                          $ 3,113,705               $ 3,386,439

          Industrial Revenue Bonds secured by real estate, payable at a variable rate of interest (7.755% at December 31, 1996 and
          8.225% at December 31, 1995) with monthly principal and interest payments of $10,802 through April 1, 2005. The interest rate is
          adjusted every May 1 and November 1.                                      788,521                   854,557
                                                                                -----------               -----------

                                                                                  3,902,226                 4,240,996
          Less amounts due in one year
             or less                                                                343,697                   337,075
                                                                                -----------               -----------
                                                                                $ 3,558,529               $ 3,903,921
                                                                                ===========               ===========

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


          The aggregate annual maturities of bonds and notes payable for the succeeding five fiscal years are as follows:

                                   1997                     $  343,697
                                   1998                      2,917,638
                                   1999                         82,829
                                   2000                         89,486
                                   2001                         96,677
                             Thereafter                        371,899
                                                            ----------
                                                            $3,902,226
                                                            ==========


          The Partnership leases certain property, plant and equipment under a capital lease. The mortgage associated with this capital lease obligation was repaid in 1993 (see Note 2). The capital lease expires in 2008.

          The mortgage note is secured by all real estate owned by the Partnership. The General Partner of MIP2A has guaranteed the debt, as well as pledged its stock and partnership interest. The management company (See Note 9) has also guaranteed the debt and entered into a negative pledge agreement whereby they will not pledge, transfer or encumber their stock while the loan is outstanding. All management fees are subordinate to the debt. The loan document contains restrictive covenants associated with ratio and earnings requirements. Management is not aware of any conditions that exist that would cause them to be in noncompliance with these requirements.

Note 7.   RELATED PARTY TRANSACTIONS

          QualiCorp, Inc. charged the Partnership $144,527 in 1996, $136,679 in 1995 and $147,110 in 1994 for administrative expenses (primarily salaries). QualiCorp, Inc. also charged the Partnership $235,223 in 1996 for property management fees.

          As a result of the consolidation of Medical Park as described in Note
          2. above, amounts due to The Alabama Joint Venture from MIP2B are included in the amounts due from affiliates. Details of the amounts due from affiliates at December 31 are as follows:

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


                                                         1996              1995
                                                         ----              ----

           Due from affiliates of the general
             partner                                   $     --          $371,954
           Due from MIP2B                               473,417           382,517
                                                       $473,417          $754,471

                Details of the amounts due to affiliates at December 31 are as follows:

                                                        1996             1995
                                                        ----             ----

                Due to QualiCorp, Inc.              $  248,108        $   31,358
                Due to The Texas Joint Venture         212,456           212,456
                                                    ----------        ----------
                                                    $  460,564        $  243,814
                                                    ==========        ==========

          During the year ended December 31, 1995, the General Partners established a pooled investment account in which the General Partners and the partnerships in which they act as general partners could participate. This account was used by those entities to invest overnight cash balances, and borrow funds when an entity needed temporary access to funds. Each entity received its share of interest earned monthly, and was charged interest on any funds borrowed.

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

          See Footnote 14 for sale of affiliated assets.

Note 8.   INCOME TAXES

          No provision for income taxes is made in the financial statements since taxable income is reported in the income tax returns of its partners. Differences between the net income as reported in the financial statements and Federal taxable income arise from the nature and timing of certain revenue and expense items. The following is a reconciliation of reported net income and Federal taxable income:

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                         1996                1995                   1994
                                         ----                ----                   ----

Net income as reported              $ 1,698,843          $ 1,184,339           $ 1,206,438
Adjustments:
  Depreciation differences                2,767               34,742                60,405
  Insurance deductible                       --              (76,360)                   --
  Bad debt reserve                       22,955               71,255                10,571
  Vacation accrual                       39,240               21,768                23,613
  Nondeductible meals, and
   entertainment                         23,941               27,867                12,725
                                    -----------          -----------           -----------
    Federal taxable income          $ 1,787,746          $ 1,263,611           $ 1,313,752
                                    ===========          ===========           ===========

Federal taxable income per
  limited partnership unit
  outstanding                       $     89.20          $     63.05           $     65.55
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

          The management agreements were amended on January 1, 1995. The amendments call for fixed monthly management fees totaling $79,234 with a cost of living factor equal to the greater of 4% per annum or the increase in the Consumer Price Index or such other measure mutually agreeable to the parties. The agreements expire December 31, 1998. The termination on sale clauses were amended to base the fees on a sum equal to the discounted present value of the monthly management fees as of the date of termination of the agreements times the number of months remaining in the management agreements discounted to the date of termination at an annual interest rate of ten percent (10%). In addition, the parties agreed to terminate the Manager's right of first refusal.

          Commencing January 1, 1996, the Management Agreement was extended for a period of up to a maximum of eighteen months by one month for every month after January 1, 1996 in which the parties are engaged in the process of attempting to sell the Facilities. In the event of a sale of the Facilities, the termination on sale fee described above would be discounted to the date of termination at an annual

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

          rate of ten percent (10%) and then further discounted by a factor of thirty-three and one-third percent (33 1/3%).

          Management fees charged to the Partnership were $988,841 in 1996, $950,808 in 1995, and $914,238 in 1994.

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

Note 11.  RENTALS UNDER OPERATING LEASES

          The Partnership leases certain minor equipment under various operating leases. The following is a schedule by years of minimum future rentals on operating leases as of December 31, 1996:

                                      1997              $  1,851

Note 12.  CONCENTRATIONS IN REVENUE SOURCES

          The Partnership provides patient care services under various third party agreements. The principal sources of revenue under these contracts are derived primarily through the Medicaid and Medicare programs, as well as contracts with private pay patients who do not qualify for assistance from the other programs. The percentage of the Joint Venture's income from each of these sources for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                              1996             1995            1994
                                              ----             ----            ----
           Private pay patients              13.75%           16.18%           17.73%
           Medicaid                          60.80%           65.72%           64.55%
           Medicare                          25.45%           18.10%           17.72%
                                            -------          -------          -------
              Total                         100.00%          100.00%          100.00%
                                            ======           ======           ======

          The percentage attributable to private pay patients includes only amounts due for services where the primary payer is a private source. The Medicaid and Medicare percentages include amounts due

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

          from those programs as well as the patient's financial responsibility incurred under these contracts.


Note 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          Financial Accounting Statement No. 107, Disclosures about Fair Value of Financial Instruments ("FAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate the value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represents a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

               Investment securities available from sale: These securities are being carried at fair market value as determined by quoted market prices.

               Long-term Debt: For variable rate notes, fair values are based on carrying values.

               The other financial instruments of the Company are short-term assets and liabilities whose carrying amounts reported in the balance sheet approximate fair value. These items include cash, accounts receivable and accounts payable.


Note 14.  SUBSEQUENT EVENT

          On February 3, 1997, Medical Income Properties 2A Limited Partnership entered into a purchase agreement with Omega HealthCare Investors, Inc. to sell all of the real and personal property of the nursing home facilities.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS






The purchase price is allocated among the facilities as follows:

  Oakcrest Nursing Home (109 beds)          $ 3,605,000
  Shoals Nursing Home (103 beds)              4,052,000
  Muscle Shoals Nursing Home (90 beds)        3,766,000
  University Manor (120 beds)                 2,200,000
  Medical Park Convalescent Center
      (183 beds) - 54.55% ownership           5,427,725
  Renaissance Place - Katy (130 beds) -
      50% ownership                           2,984,500
  Renaissance Place - Humble (120 beds) -
      50% ownership                           2,487,500
                                            -----------
  Proceeds from sale                        $24,522,725
                                            ===========

Proceeds from the sale will be reduced by expenses incurred as a result of the sale, cash offsets for liabilities assumed by the buyer and existing indebtedness. These payments should approximate $7,432,000.

The closing could take place as early as March 31, 1997 and can be extended by the Partnership until April 30, 1997. If conditions precedent to either party's obligation to close are not satisfied or waived, the closing can be extended to a date no later than July 31, 1997. Approximately $904,550 of these proceeds will be set aside in a joint signature account for the purpose of securing all of the seller's obligations under the purchase agreement. These funds will be available to the Partnership in the event that these obligations do not exceed the funds held in escrow.

In addition, a separate amount of proceeds of approximately $870,000 will also be held in reserve by the Partnership pending final settlement of third-party cost reports and other contingencies.

This agreement can be terminated by mutual consent of the parties and other conditions precedent.

In conjunction with the above sale, Omega HealthCare Investors, Inc. has agreed to a similar purchase of assets from RWB Medical Properties Limited Partnership IV, of which an officer of QualiCorp, Inc. owns either directly or indirectly a 21.53% interest. This sale relates to a 131 bed nursing home in Patterson, Louisiana and the purchase price for the assets is $5,350,000.

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

               (d)      Patient Service Revenue

                        Patient service revenue is recorded at the nursing homes' established rates with contractual adjustments ($3,502,579 in 1996, $4,015,882 in 1995 and $2,929,956
                        in 1994), provision for uncollectible accounts, (bad debt expense of $41,632 in 1996, $108,332 in 1995 and
                        $67,766 in 1994) and other discounts deducted to arrive at net patient service revenue.

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

               (e)      Property and Equipment

                        Property and equipment are stated at cost.
                        Depreciation of the buildings is provided over their estimated useful lives of thirty years on the straight-line method. Equipment and other personal property are depreciated over five to seven years on the straight-line method.

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

               (h)      Uninsured Cash Balances

                        The Joint Venture maintains cash balances in several banks. Cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $531,586 at December 31, 1996 and $274,391 at December 31, 1995. The 1995 amount includes the total of commingled funds discussed in
                        Note 8., since the amount in excess of FDIC limits related to these funds is not determinable.

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

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS





               (j)      Uses of Estimates

                        Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

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

Note 3.        MARKETABLE SECURITIES

               Marketable securities consist of U.S. Treasury securities. The following schedule summarizes marketable securities activity for the years ended December 31, 1996 and 1995.

                                                                                        1996                      1995
                                                                                        ----                      ----
               Beginning balance, amortized cost                                  $1,402,286                   $1,394,565
               Purchase of marketable securities                                   1,642,784                      503,438
               Redemption of investments                                            (900,000)                    (500,000)
               Net amortization of premiums and
                 accretion of discounts                                               37,857                        4,283
                                                                                 -----------                   ----------

               Amortized cost                                                      2,182,927                    1,402,286

               Gross unrealized gain (loss)                                            7,913                        7,384
                                                                                  ----------                   ----------

               Fair value                                                         $2,190,840                   $1,409,670
                                                                                  ==========                   ==========

 The maturities of investment securities at December 31, 1996 were as follows:

               Due in one year or less                                                 $  500,713
               Due in two years or less                                                 1,682,214
                                                                                       ----------

                                                                                       $2,182,927
                                                                                       ==========

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS





Note 4.        PROPERTY AND EQUIPMENT

               Property and equipment consisted of the following at December 31:

                                                                                        1996                      1995
                                                                                        ----                      ----
               Land                                                                   $   950,000           $   950,000
               Buildings and improvements                                               9,550,624             9,525,253
               Furniture and equipment                                                  1,136,348             1,118,289
                                                                                      -----------           -----------

                 Total                                                                 11,636,972            11,593,542
               Accumulated depreciation                                                (3,918,600)           (3,483,409)
                                                                                      -----------           -----------

                 Net property and equipment                                           $ 7,718,372           $ 8,110,133
                                                                                      ===========           ===========

Note 5.        LONG-TERM DEBT

               Long-term debt at December 31 was as follows:

                                                                                        1996                      1995
                                                                                        ----                      ----
               Mortgage note with a variable
               rate of interest (9.25% at
               December 31, 1996 and 9.5% at
               December 31, 1995) with monthly
               principal and interest payments of
               $5,050 through April 26, 1998, with
               a balloon payment due May 26, 1998.                                     $  691,850            $  752,450

               Less amounts due in one year
                  or less                                                                  60,600                60,600
                                                                                       ----------            ----------
                                                                                       $  631,250            $  691,850
                                                                                       ==========            ==========

       The aggregate annual maturities of long-term debts are as follows:

                            1997                           $  60,600
                            1998                             631,250
                                                           ---------
                                                           $ 691,850
                                                           =========

               The mortgage note is secured by all real estate owned by the Joint Venture, as well as the real estate owned by The Alabama Joint Venture. Both the Joint Venture and The Alabama Joint Venture are jointly owned by the Medical Income Properties 2A Limited Partnership (MIP2A) and the Medical Income Properties 2B Limited Partnership (MIP2B). The General Partner of MIP2A and MIP2B has guaranteed the debt, as well as pledged its stock and partnership interest. The management company (See Note 6) has also guaranteed the debt and entered into a negative pledge agreement whereby it will not pledge, transfer or encumber its stock while the loan is outstanding. All management fees are subordinate to the debt. The loan document contains restrictive covenants associated with ratio

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS





               and earnings requirements. Management is not aware of any conditions that exist that would cause them to be in noncompliance with these requirements.

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

               The management agreement was amended on January 1, 1995. The amendment calls for a fixed monthly management fee of $31,379 with a cost of living factor equal to the greater of 4% per annum or the increase in the Consumer Price Index or such other measure mutually agreeable to the parties. The agreement expires December 31, 1998. The termination on sale clause was amended to base the fee on a sum equal to the discounted present value of the monthly management fee as of the date of termination of the agreement times the number of months remaining in the management agreement discounted to the date of termination at an annual interest rate of ten percent (10%). In addition, the parties agreed to terminate the Manager's right of first refusal.

               Commencing January 1, 1996, the Management Agreement was extended for a period of up to a maximum of eighteen months by one month for every month after January 1, 1996 in which the parties are engaged in the process of attempting to sell the Facilities. In the event of a sale of the Facilities, the termination on sale fee described above would be discounted to the date of termination at an annual rate of ten percent (10%) and then further discounted by a factor of thirty-three and one-third percent (33 1/3%).

               Management fees charged to the Joint Venture were $391,610 in 1996, $376,548 in 1995, and $362,065 in 1994.

Note 7.        INCOME TAXES

               No provision for income taxes is made in the financial statements since taxable income is reported in the tax returns of the partners.

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS





               Differences between the net income as reported in the financial statements and Federal taxable income arise from the nature and timing of certain revenue and expense items. The following is a reconciliation of reported net income and Federal taxable income.

                                                                          1996                  1995               1994
                                                                          ----                  ----               ----
                 Net income as reported                                $ 1,115,116             $ 760,403        $ 454,896
                 Adjustments:
                    Depreciation differences                                37,528                56,349           74,970
                    Bad debt reserve                                       (26,045)               75,856           16,294
                    Nondeductible travel and
                     entertainment                                           9,231                 9,770            6,430
                    Accrued insurance                                         -                  (80,000)            -
                    Vacation accrual                                        12,128                23,280           15,272
                                                                        ----------             ---------        ---------

                     Federal taxable income                             $1,147,958             $ 845,658        $ 567,862
                                                                        ==========             =========        =========

Note 8.        RELATED PARTY TRANSACTIONS

               Details of the amounts due from affiliates at December 31 are as follows:

                                                                                        1996                 1995
                                                                                        ----                 ----
               Due from MIP2A                                                          $  212,456              $  212,456
               Due from MIP2B                                                             210,631                 210,631
               Due from affiliates of the general
                 partner                                                                     -                    153,911
                                                                                       ----------             -----------


                  Due from affiliates                                                  $  423,087              $  576,998
                                                                                       ==========              ==========

               During the year ended December 31, 1995, the General Partners established a pooled investment account in which the General Partners and the partnerships in which they act as general partners could participate. This account was used by those entities to invest overnight cash balances, and borrow funds when an entity needed temporary access to funds. Each entity received its share of interest earned monthly, and was charged interest on any funds borrowed.

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

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS





               At December 31, 1995, the Joint Venture had loaned $153,911 to the other entities, and had earned interest of $24,238 from this arrangement.

               See Footnote 12 for sale of affiliated assets.

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

               The real estate owned by The Texas Joint Venture is mortgaged as security on debt incurred by a joint venture partner - Medical Income Properties 2A Limited partnership (MIP2A). This debt is also secured by all other real estate owned by MIP2A. The total outstanding debt secured by all these properties is $3,805,555.

Note 10.       CONCENTRATIONS IN REVENUE SOURCES

               The Joint Venture provides patient care services under various third party agreements. The principal sources of revenue under these contracts are derived primarily through the Medicaid and Medicare programs, as well as contracts with private pay patients who do not qualify for assistance from the other programs. The percentage of the Joint Venture's income from each of these sources for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                                        1996               1995               1994
                                                        ----               ----               ----
                 Private pay patients                   15.07%              18.05%             19.42%
                 Medicaid                               39.62%              38.99%             47.81%
                 Medicare                               45.31%              42.96%             32.77%
                                                       ------              ------             ------

                    Total                              100.00%             100.00%            100.00%
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

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS





Note 11.       FAIR VALUE OF FINANCIAL INSTRUMENTS

               Financial Accounting Statement No. 107, Disclosures about Fair Value of Financial Instruments ("FAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate the value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represents a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

                        Investment securities available from sale: These securities are being carried at fair market value as determined by quoted market prices.

                        Long-term Debt: For variable rate notes, fair values are based on carrying values.

                        The other financial instruments of the Company are short-term assets and liabilities whose carrying amounts reported in the balance sheet approximate fair value. These items include cash, accounts receivable and accounts payable.

Note 12.       SUBSEQUENT EVENT

               On February 3, 1997, Medical Income Properties 2A Limited Partnership and Medical Income Properties 2B Limited Partnership, the general partners of The Texas Joint Venture, entered into a purchase agreement with Omega HealthCare Investors, Inc. to sell all of the real and personal property of the nursing home facilities.

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS





               The purchase price is allocated among the facilities as follows:

               Renaissance Place - Katy (130 beds)         $ 5,969,000
               Renaissance Place - Humble (120 beds)         4,975,000
                                                           -----------

               Proceeds from sale                          $10,944,000
                                                           ===========

               Proceeds from the sale will be reduced by expenses incurred as a result of the sale, cash offsets for liabilities assumed by the buyer and existing indebtedness. These payments should approximate $2,505,000.

               The closing could take place as early as March 31, 1997 and can be extended by the Partnership until April 30, 1997. If conditions precedent to either party's obligation to close are not satisfied or waived, the closing can be extended to a date no later than July 31, 1997. Approximately $365,000 of these proceeds will be set aside in a joint signature account for the purpose of securing all of the seller's obligations under the purchase agreement. These funds will be available to the Partnership in the event that these obligations do not exceed the funds held in escrow.

               In addition, a separate amount of proceeds of approximately $400,000 will also be held in reserve by the Alabama Joint Venture pending final settlement of third-party cost reports and other contingencies.

               This agreement can be terminated by mutual consent of the parties and other conditions precedent.

               In conjunction with the above sale, Omega HealthCare Investors, Inc. has agreed to a similar purchase of assets from RWB Medical Properties Limited Partnership IV, of which an officer of QualiCorp, Inc. owns either directly or indirectly a 21.53% interest. This sale relates to a 131 bed nursing home in Patterson, Louisiana and the purchase price for the assets is $5,350,000.

                        [LETTERHEAD] SELF & MAPLES, P.A.



                          INDEPENDENT AUDITORS' REPORT
                            ON ADDITIONAL INFORMATION


To the Partners
The Texas Joint Venture

Our report on our audits of the basic financial statements of The Texas Joint Venture for 1996 appears on page 1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts and Reserves for Allowances for Doubtful Accounts, Schedule of Consolidated Supplementary Income Statement Information, and Schedule of Real Estate and Accumulated Depreciation are presented for purposes of additional analysis and are not required parts of the basic financial statements. Such information has been subjected to the auditing procedures applied to the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Self & Maples, P.A.


Oneonta, Alabama
January 24, 1997, except for Note 12, as to which the date is February 3, 1997

                             THE TEXAS JOINT VENTURE
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                AND RESERVES FOR ALLOWANCES FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                            1996           1995          1994
                                         ---------      ---------      --------
Balance at beginning of year             $ 132,796      $  56,941      $ 40,647

Charged to patient service
  revenues                                 (67,678)       (32,477)      (51,472)

Write-offs                                  41,632        108,332        67,766
                                         ---------      ---------      --------

Balance at end of year                   $ 106,750      $ 132,796      $ 56,941
                                         =========      =========      ========

                             THE TEXAS JOINT VENTURE
                                   SCHEDULE X
             CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                           1996           1995           1994
                                        ----------     ----------     ----------
 Professional care of patients
   Nursing salaries and wages           $2,442,501     $2,469,846     $2,197,347
   Ancillary services expense            1,830,025      1,714,698        940,266
   Supplies                                138,992        151,705        107,170
   Temporary labor                           4,380         83,851         32,084

 General and administrative
   Salaries and wages                      236,614        207,708        192,944
   Accounting and auditing                  87,134         64,745         69,999
   Insurance                               132,282         13,436         48,076
   Property tax                            249,483        237,917        223,764
   Management fees                         391,610        376,548        362,065

 Dietary
   Food                                    298,273        291,648        279,660

 Household and plant
   Repairs and maintenance                  73,771        103,388         73,199
   Utilities                               190,141        165,204        175,535

 Depreciation                           $  435,191     $  444,905     $  443,765
                                        ==========     ==========     ==========

                             THE TEXAS JOINT VENTURE
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1996


                                               INITIAL COST            COSTS CAPITALIZED
                                             TO PARTNERSHIP(A)           SUBSEQUENT TO
                                                                          ACQUISITION
                                                      BUILDING AND                CARRYING
      DESCRIPTION          ENCUMBRANCES       LAND    IMPROVEMENTS  IMPROVEMENTS    COST
------------------------   ------------   ----------  ------------  ------------  --------
RENAISSANCE PLACE-KATY       $      0     $  650,000   $4,822,500     $503,346    $509,290
RENAISSANCE PLACE-HUMBLE      691,850        300,000    4,187,500      435,524     228,812
                             --------     -----------------------     --------------------
                             $691,850     $  950,000   $9,010,000     $938,870    $738,102
                             ========     =======================     ====================

                                                                                                                    LIFE ON WHICH
                                   GROSS AMOUNT AT WHICH CARRIED                                                     DEPRECIATION
                                     AS OF DECEMBER 31, 1996(B)                                                       IN LATEST
                                                                                                                     STATEMENT OF
                                           BUILDING AND                  ACCUMULATED      DATE OF         DATE       OPERATION IS
      DESCRIPTION                LAND      IMPROVEMENTS      TOTAL      DEPRECIATION   CONSTRUCTION     ACQUIRED       COMPUTED
------------------------       --------    ------------   -----------   ------------   ------------     --------    -------------
RENAISSANCE PLACE-KATY         $650,000     $ 5,835,136   $ 6,485,136    $2,082,569        1984         05/01/88    5 TO 30 YEARS
RENAISSANCE PLACE-HUMBLE        300,000       4,851,836     5,151,836     1,836,031        1987         05/01/88    5 TO 30 YEARS
                               --------------------------------------    ----------
                               $950,000     $10,686,972   $11,636,972    $3,918,600
                               ======================================    ==========



(A) The initial cost to the Partnership represents the original purchase price of the properties.
(B) The aggregate cost of real estate owned at December 31, 1996 for Federal Income tax purposes was approximately $11,636,972.
(C) Reconciliation of real estate owned at December 31, 1996, 1995, and 1994:

                                                                1996           1995          1994
                                                            -----------    -----------   -----------
                           Balance at beginning of period   $11,593,542    $11,292,495   $10,939,816
                           Additions                             43,430        301,047       352,679
                           Reductions                                 0              0             0
                                                            -----------    -----------   -----------
                           Balance at end of period         $11,636,972    $11,593,542   $11,292,495
                                                            ===========    ===========   ===========


(D) Reconciliation of accumulated depreciation:


                           Balance at beginning of period   $ 3,479,409    $ 3,038,503   $ 2,594,737
                           Depreciation expense              (3,479,409)       440,906       443,766
                           Reductions                                 0              0             0
                                                            -----------    -----------   -----------
                           Balance at end of period         $ 3,918,600    $ 3,479,409   $ 3,038,503
                                                            ===========    ===========   ===========