Form 10-Q
period 1997-03-31
MEDICAL INCOME PROPERTIES 2A LTD PARTNERSHIP
filed 1997-05-12
CIK 814433

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997          Commission File Number 33-6122-01


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


The number of limited partnership units outstanding at March 31, 1997 was 18,639.

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

                                    PART I


                                    ITEM 1.

                            FINANCIAL INFORMATION

               MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP


                                    INDEX

                                                                        Page No.

Balance Sheets, March 31, 1997 and December 31, 1996 . . . . . . . . . . .    4

Statements of Operations for the three
months ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . .    5

Statements of Partners' Capital for the three months
ended March 31, 1997 and December 31, 1996 . . . . . . . . . . . . . . . .    6

Statements of Cash Flows for the three months ended
March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . .    7

Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . 8-10

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                                 Balance Sheets
                      March 31, 1997 and December 31, 1996
                                   (Unaudited)


         ASSETS                                                 1997             1996
         ------                                                 ----             ----
Current assets
  Cash and equivalents                                       $ 2,798,254      $ 1,644,674
  Marketable securities                                        2,296,647        2,339,380
  Accounts receivable, net of allowance
     for doubtful accounts of $195,242 in 1997
     and $225,011 in 1996                                      2,273,506        2,179,723
  Receivable due from escrow agent                            20,546,413               --
  Interest receivable                                             77,490           13,914
  Estimated settlements due from third
     party payors                                                 51,606          739,842
  Prepaid expenses and other assets                               41,985          127,032
                                                             -----------      -----------

       Total current assets                                   28,085,901        7,044,565

Investments in joint ventures                                  1,545,098        4,986,273
Property, plant and equipment, net of
  accumulated depreciation                                            --       13,016,044
Deferred financing costs, net of accumulated
  amortization of $76,620 in 1997 and
  $54,075 in 1996                                                     --           22,545
Due from affiliates                                                   --          473,417
                                                             -----------      -----------

  Total assets                                               $29,630,999      $25,542,844
                                                             ===========      ===========

  LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Current portion of long term debt                          $        --      $   343,697
  Accounts payable                                             1,472,433          906,261
  Accrued payroll and payroll taxes                              532,278          309,380
  Accrued vacation                                                    --          247,096
  Accrued insurance                                               82,125           43,126
  Accrued management fees                                      1,691,732           82,403
  Patient deposits and trust liabilities                          82,246          128,204
  Other accrued expenses                                          39,967           91,947
  Estimated settlements due to third
     party payors                                                883,635          516,976
  Due to affiliates                                              309,772          460,564
                                                             -----------      -----------
     Total current liabilities                                 5,094,188        3,129,654

Bonds, notes and capital lease obligations                            --        3,558,529
                                                             -----------      -----------
     Total liabilities                                         5,094,188        6,688,183
                                                             -----------      -----------

Venture partners' minority interest                              973,663        2,100,875
                                                             -----------      -----------

Partners' capital
  Limited partners                                            23,510,034       16,709,571
  General partners                                                53,114           44,215
                                                             -----------      -----------
    Total partners' capital                                   23,563,148       16,753,786
                                                             -----------      -----------

    Total liabilities and partners' capital                  $29,630,999      $25,542,844
                                                             ===========      ===========

        The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                            Statements Of Operations
               For The Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)



                                                                 1997            1996
                                                             -----------      -----------
Revenues
   Net resident service revenue                              $ 5,544,095      $ 5,070,746
   Other revenue                                                   6,859            8,944
                                                             -----------      -----------

      Total revenue                                            5,550,954        5,079,690
                                                             -----------      -----------

Operating expenses
   Professional care of patients                               2,815,378        2,400,321
   Dietary                                                       404,372          402,082
   Household and plant                                           447,728          443,577
   General and administrative                                    893,768          790,729
   Employee health and welfare                                   236,693          259,189
   Depreciation and amortization                                 182,687          203,943
                                                             -----------      -----------

      Total operating expenses                                 4,980,626        4,499,841
                                                             -----------      -----------

      Operating income                                           570,328          579,849
                                                             -----------      -----------

Other income (expenses)
   Interest income                                                57,510           47,055
   Interest expense                                              (87,281)         (99,705)
   Provider fees                                                (137,445)        (137,625)
   Minority interest in consolidated
      joint venture                                              (84,938)         (85,561)
   Partnership share of joint
      venture income                                             110,148          131,441
   Gain on sale of properties                                  6,682,234               --
                                                             -----------      -----------

   Total other income (expenses)                               6,540,228         (144,395)
                                                             -----------      -----------
   Net income                                                $ 7,110,556      $   435,454
                                                             ===========      ===========

Net income per weighted average
limited partnership unit outstanding                         $    379.88      $     21.73
                                                             ===========      ===========

               MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         Statements of Partners' Capital
                 For the Three Months Ended March 31, 1997 and
                               December 31, 1996
                                  (Unaudited)

                                          Limited Partners     General
                                         Unit       Amount     Partners      Total
                                         ----       ------     --------      -----
Partners' capital,
   December 31, 1996                    18,639   $16,709,571    $44,215   $16,753,786

Distributions to partners
   ($15.00 per limited
   partnership unit outstanding)                    (279,585)   (21,044)     (300,629)

Net income                                           398,339     29,983       428,322

Gain on sale of properties                         6,682,234          -     6,682,234

Unrealized loss on marketable
   securities available for sale                        (525)       (40)         (565)
                                        ------   -----------    -------   -----------

Partners' capital,
   March 31, 1997                       18,639   $23,510,034    $53,114   $23,563,148
                                        ======   ===========    =======   ===========

               MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                           Statements of Cash Flows
                  Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                                                 1997              1996
                                                             -----------      -----------
Cash flows from operating activities:
  Cash received from patient care                            $ 6,013,331      $ 5,541,741
  Cash paid to suppliers and employees                        (4,324,153)      (4,122,696)
  Interest received                                               57,510           52,763
  Interest paid                                                  (87,281)         (99,705)
  Provider fees                                                 (137,445)        (137,625)
  Other operating receipts                                         6,859            8,944
                                                             -----------      -----------
     Net cash provided by operating activities                 1,528,821        1,243,422
                                                             -----------      -----------

Cash flows from investing activities:
  Distributions from joint ventures                               22,500           22,500
  Acquisitions of property                                       (27,179)        (121,662)
                                                             -----------      -----------
     Net cash provided (used) from investing activities           (4,679)         (99,162)
                                                             -----------      -----------

Cash flows from financing activities:
  Payments of long term debt and lease obligations               (56,910)         (79,461)
  Net borrowings (payments) to related parties                   (13,023)          54,925
  Distributions to partners                                     (300,629)        (300,629)
  Distributions to venture partners                                   --         (237,475)
                                                             -----------      -----------
     Net cash used by financing activities                      (370,562)        (562,640)
                                                             -----------      -----------

Net increase (decrease) in cash and equivalents                1,153,580          581,620

Cash and equivalents, beginning of period                      1,644,674          889,401
                                                             -----------      -----------

Cash and equivalents, end of period                          $ 2,798,254      $ 1,471,021
                                                             ===========      ===========

Reconciliation of net income to net cash
  provided by operating activities:
Net income                                                   $ 7,110,556      $   435,454
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization                                  182,687          203,943
  Minority Interest                                               84,938           85,561
  Partnership share of joint venture (income) loss              (110,148)        (131,441)
  Gain on sale of properties                                  (6,682,234)              --
  Accretion of discount on marketable Securities                      --            5,707
(Increase) decrease in:
  Accounts receivable, net                                      (157,358)         151,070
  Third party receivables                                        688,236          236,684
  Prepaid expenses and other assets                             (233,779)        (185,071)
Increase (decrease) in:
  Accounts payable and accrued expenses                          707,563          358,275
  Third party payables                                           (61,640)          83,240
                                                             -----------      -----------
Net cash provided by operating activities                    $ 1,528,821      $ 1,243,422
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

       Footnote disclosures which would substantially duplicate those contained in the December 31, 1996 audited financial statements have been omitted from this report.

(2)    Sale of Properties

       On March 31, 1997, Medical Income Properties 2A Limited Partnership (the "Partnership") closed the sale of its interest in its seven remaining long-term care facilities in Alabama, Texas and Illinois, and the personal property and intangible assets related to the operation of those facilities (the "Properties"). The Properties in Alabama and Texas were sold to Omega Healthcare Investors, Inc., a Maryland corporation ("Omega"), pursuant to the asset Purchase and Sale Agreement dated as of February 3, 1997 (the "Sale Agreement"), by and among the Partnership, Qualicorp Management, Inc., the managing general partner of the Partnership, and Omega previously reported by the Partnership. The Properties in Illinois were sold to OHI (Illinois), Inc. an Illinois corporation ("OHI"), because of an assignment of certain rights of Omega to OHI under the Sale Agreement.

       Aggregate net proceeds from the sale of the Properties was $19,641,863, which was held by the escrow agent at March 31, 1997. The net proceeds and other assets of the Partnership will be distributed to the Limited Partners of the Partnership in the anticipated liquidation of the Partnership as described in the Partnership's Current Report on Form 8-K dated February 18, 1997. In addition, the escrow agent held $904,550 which is subject to the terms of the indemnification provision of the sales agreement.

       In connection with the closing of the sale of the Properties, the Partnership entered into an interim lease of the Properties pursuant to the terms of the Sale Agreement and under which the Partnership will provide for management and operation of the Properties for an interim period. The Partnership borrowed $2,340,000 from Omega under a non-recourse loan to fund operations and management of the Properties during such interim period.


(3)    Property, Plant and Equipment

       Property, plant and equipment is recorded at cost and consists of the following at March 31, 1997 and December 31, 1996:

                                                           1997          1996
                                                       ------------  -----------
       Land                                            $          -  $   493,528
       Building                                                   -   10,383,782
       Equipment                                                  -    2,194,993
       Property under capitalized lease                           -    6,550,539
                                                       ------------  -----------
           Total property, plant and equipment         $          -  $19,622,842

       Accumulated depreciation and amortization                  -    6,606,798
                                                       ------------  -----------

       Net property, plant and equipment               $          -  $13,016,044
                                                       ============  ===========

(4)    Debt Obligations

       Debt obligations consisted of the following at March 31, 1997 and December 31, 1996:

                                                          1997            1996
                                                       -----------    -----------
       Industrial Revenue Bonds payable at a
          variable rate of interest with
          monthly principal and interest
          payments of $9,799 through April 1,
          2005. The interest rate is adjusted
          every May 1 and November 1.                  $         -    $   788,521

       Mortgage note with interest at the prime
          rate plus 1% in 60 payments of
          $22,728 through April, 1998, with a
          balloon payment due May, 1998.                         -      3,113,705
                                                       -----------    -----------

                                                                 -      3,902,226

       Less amounts due in one year or less                      -        343,697
                                                       -----------    -----------

                                                       $         -    $ 3,558,529
                                                       ===========     ==========

(5)    Investment in Joint Venture

       The condensed financial information for the investments in joint ventures as of March 31, 1997 and December 31, 1996 is as follows:

       KATY (owned 50% by Partnership)

                                                           1997           1996
                                                       -----------    -----------

       Current assets                                  $ 2,628,156    $ 2,501,874
       Long term assets                                    346,062      4,771,630
                                                       -----------    -----------

          Total assets                                 $ 2,974,218    $ 7,273,504
                                                       ===========    ===========

       Current liabilities                             $   897,011    $   860,008
       Equity                                            2,077,207      6,413,496
                                                       -----------    -----------

          Total liabilities and equity                 $ 2,974,218    $ 7,273,504
                                                       ===========    ===========

       Partnership's investment at March 31, 1997
           and December 31, 1996                       $ 1,038,605    $ 3,206,748
                                                       ===========    ===========

       Revenues                                        $ 1,443,341    $ 5,039,616
       Expenses                                          1,314,546      4,385,765
                                                       -----------    -----------

       Net operating income                                128,795        653,851

       Gain on sale of property                          1,160,007              -
                                                       -----------    -----------

       Net income                                      $ 1,288,802    $   653,851
                                                       ===========    ===========

       HUMBLE (owned 50% by Partnership)

                                                          1997             1996
                                                      -----------      -----------

        Current assets                                $ 1,516,384      $ 1,498,372
        Long term assets                                   57,261        3,377,314
                                                      -----------      -----------

            Total assets                              $ 1,573,645      $ 4,875,686
                                                      ===========      ===========

        Current liabilities                           $   560,660      $   677,478
        Long term liabilities                                  --          631,250
        Equity                                          1,012,985        3,566,958
                                                      -----------      -----------

            Total liabilities and equity              $ 1,573,645      $ 4,875,686
                                                      ===========      ===========

        Partnership's investment at March 31, 1997
            and December 31, 1996                     $   506,493      $ 1,783,479
                                                      ===========      ===========

        Revenues                                      $ 1,027,103      $ 4,415,307
        Expenses                                          935,602        3,954,042
                                                      -----------      -----------

        Net income                                         91,501          461,265

        Gain on sale of property                        1,311,358               --
                                                      -----------      -----------

        Net income                                    $ 1,402,859      $   461,265
                                                      ===========      ===========


(6)    Related Party Transactions

       Through March 31, 1997 and 1996, QualiCorp, Inc., the parent of Qualicorp Management, Inc. (the Managing General Partner of the Partnership) charged $42,141 and $38,780, respectively, of administrative expenses to the Partnership. In addition, Qualicorp, Inc. charged the Partnership $90,213 for property management services during the quarter ended March 31, 1997.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled $5,094,901 at March 31, 1997, an increase of $1,110,847 from December 31, 1996. This increase was due to continued improvement in our collection efforts and settlement of Medicare cost reports and lower than anticipated payments to vendors and contractors such as therapy providers. These payables will be liquidated in the normal payment process in the next few months.

Payments for capital expenditures were $27,179 in the first quarter of 1997.

On February 14, 1997, the Partnership paid distributions to limited partners totaling $15.00 per unit, equaling a 6% annualized return on the initial investment of $1,000 per unit. The Partnership expects to make the first installment of liquidation proceeds, totaling $18,702,485 or $1003 per unit, on or about May 9, 1997.

Operations

The Partnership's net income for the quarter ended March 31, 1997 was $7,110,556, including a gain on the sale of its nursing properties of $6,682,234. Net income before the gain on the sale of the properties was $428,322 compared to $435,454 for the same quarter of the previous year.

Total revenue increased to $5,550,954 in the quarter or 9% higher than the quarter ended March 31, 1996. Operating expenses increased $480,785 between quarters due to higher salary costs, ancillary services, particularly occupational therapy, pharmaceuticals and administrative and general costs. Administrative and general expenses increased due to increased salary costs, insurance, legal and property management fees paid to Qualicorp.

Interest income increased in 1997 over 1996 due to increased funds being invested. The Partnership's share of joint venture income declined due to lower census at both Texas properties.

                                     PART II


Item 6.  Exhibit and reports on 8K

Exhibit
27   Financial Data Schedule (for SEC use only).


Reports on 8K
A. A report on Form 8-K was filed February 18, 1997 pertaining to the disposition of Partnership assets.

B. A report on Form 8-K was filed on April 15, 1997 pertaining to the disposition of assets and distribution of net proceeds to the limited partners in the anticipated liquidation of the Partnership.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL INCOME PROPERTIES 2A
LIMITED PARTNERSHIP
Registrant




By:      /s/ John H. Stoddard                          Date:  April 30, 1997
         -------------------------------------                --------------
         John H. Stoddard
         President and Chief Financial Officer
         QualiCorp Management, Inc.
         Managing General Partner