Form 10-Q
period 1997-06-30
MEDICAL INCOME PROPERTIES 2A LTD PARTNERSHIP
filed 1997-08-11
CIK 814433

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended June 30, 1997            Commission File Number 33-6122-01



                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP
             -----------------------------------------------------
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

                           Yes___X___      No_______




The number of limited partnership units outstanding at June 30, 1997 was 18,639.

                               TABLE OF CONTENTS

                                                                    Page No.
                                     PART I

Item 1.  Financial Information......................................  4-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............    12


                                    PART II


         Signatures.................................................    13


                                     PART I

                                    ITEM 1.

                             FINANCIAL INFORMATION

               MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                                     INDEX

                                                                        Page No.
Balance Sheets, June 30, 1997 and December 31, 1996.....................       4

Statements of Operations for the three months ended June 30, 1997
and 1996 and the six months ended June 30, 1997 and 1996................       5

Statements of Partners' Capital for the six months
ended June 30, 1997 and 1996 ...........................................       6

Statements of Cash Flows for the six months ended
June 30, 1997 and 1996..................................................       7

NOTES TO FINANCIAL STATEMENTS...........................................  8 - 11


                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                                 Balance Sheets
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)


      ASSETS                                           1997         1996
      ------                                           ----         -----

   Current assets
     Cash and equivalents                           $ 4,636,411  $ 1,644,674
     Marketable securities                            1,546,129    2,339,380
     Accounts receivable, net of allowance
        for doubtful accounts of $173,340  in 1997
        and $225,011 in 1996                            303,425    2,179,723
     Interest receivable                                 85,136       13,914
     Estimated settlements due from third
        party payors                                          -      739,842
     Prepaid expenses and other assets                      200      127,032
                                                    -----------  -----------

        Total current assets                          6,571,301    7,044,565

   Investments in joint ventures                      6,541,749    4,986,273
   Property, plant and equipment, net of
     accumulated depreciation                                 0   13,016,044
   Deferred financing costs, net of accumulated
     amortization of $76,620 in 1997 and
     $54,075 in 1996                                          0       22,545
   Due from affiliates                                        0      473,417
                                                    -----------  -----------

     Total assets                                   $13,113,050  $25,542,844
                                                    ===========  ===========

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

   Current liabilities
     Current portion of long term debt              $         -  $   343,697
     Accounts payable                                 1,626,957      906,261
     Accrued payroll and payroll taxes                   54,644      309,380
     Accrued vacation                                         -      247,096
     Accrued insurance                                   24,810       43,126
     Accrued management fees                                  -       82,403
     Patient deposits and trust liabilities                   -      128,204
     Other accrued expenses                                   -       91,947
     Estimated settlements due to third
        party payors                                    856,928      516,976
     Due to affiliates                                4,956,845      460,564
                                                    -----------  -----------
        Total current liabilities                     7,520,184    3,129,654

   Bonds, notes and capital lease obligations                 -    3,558,529
                                                    -----------  -----------
        Total liabilities                             7,520,184    6,688,183
                                                    -----------  -----------

   Venture partners' minority interest                  736,543    2,100,875
                                                    -----------  -----------
    Partners' capital
     Limited partners                                 4,856,323   16,709,571
     General partners                                         -       44,215
                                                    -----------  -----------
        Total partners' capital                       4,856,323   16,753,786
                                                    -----------  -----------

        Total liabilities and partners' capital     $13,113,050  $25,542,844
                                                    ===========  ===========


        The accompanying notes are an integral part of these statements.

                                 MEDICAL INCOME
                       PROPERTIES 2A LIMITED PARTNERSHIP

                            Statements of Operations
               For the three months ended June 30, 1997 and 1996
                and the six months ended June 30, 1997 and 1996
                                  (Unaudited)


                                         Three Months Ended        Six  Months Ended
                                              June 30                    June 30
                                         ------------------        -----------------
                                          1997        1996         1997         1996
                                         -----        ----         ----         ----
Revenue
   Net resident service revenue       $3,776,158   $5,043,896   $9,320,253   $10,114,642
   Other revenue                           5,081        7,368       11,940        16,312
                                      ----------   ----------   ----------   -----------
       Total revenue                   3,781,239    5,051,264    9,332,193    10,130,954
                                      ----------   ----------   ----------   -----------

Operating expenses:
   Professional care of residents      1,795,105    2,507,264    4,610,483     4,907,586
   Dietary                               275,724      411,506      680,096       813,588
   Household and plant                   300,739      427,115      748,468       870,691
   General and administrative            463,577      761,554    1,357,344     1,552,283
   Employee health and welfare           174,895      232,665      411,588       491,854
   Rent                                  673,784            -      673,784             -
   Depreciation and amortization               -      178,974      182,687       382,917
                                      ----------   ----------   ----------   -----------
       Total operating expenses        3,683,824    4,519,078    8,664,450     9,018,919
                                      ----------   ----------   ----------   -----------

   Operating income                       97,415      532,186      667,743     1,112,035
                                      ----------   ----------   ----------   -----------

Other income (expenses):
   Interest income                       193,100       41,112      250,610        88,167
   Interest expense                      (12,213)     (93,912)     (99,494)     (193,617)
   Provider fees                         (91,750)    (137,625)    (229,195)     (275,250)
   Minority Interest                     (29,165)    (102,592)    (114,103)     (188,153)
   Partnership share of joint
      venture income                     (26,540)      85,735       83,608       217,176
   Gain (loss) on sale of properties    (142,236)           -    6,539,998             -
                                      ----------   ----------   ----------   -----------
       Total other
          income (expenses)             (108,804)    (207,282)   6,431,424      (351,677)
                                      ----------   ----------   ----------   -----------

   Net income (loss)                  $  (11,389)  $  324,904   $7,099,167   $   760,358
                                      ==========   ==========   ==========   ===========


Net income (loss) per weighted
 average limited partnership unit
 outstanding                          $     (.57)  $    16.21   $   382.12   $     37.94
                                      ==========   ==========   ==========   ===========


        The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                        Statements of Partners' Capital
          For the Six Months Ended June 30, 1997 and December 31, 1996
                                  (Unaudited)



                                   Limited Partners    General
                                   Units     Amount    Partners       Total
                                   -----     ------    --------       -----

Partners' capital,
   December 31, 1996              18,639  $16,709,571   $44,215    $16,753,786

Distributions to partners
   ($1018 per limited
   partnership unit outstanding)          (18,974,502)  (21,044)   (18,995,546)

Net income                                  7,122,338   (23,171)     7,099,167

Unrealized gain on marketable
   securities available for sale               (1,084)        -         (1,084)
                                  ------  -----------   -------    -----------

Partners' capital,
   June 30, 1997                  18,639  $ 4,856,323   $     0    $ 4,856,323
                                  ======  ===========   =======    ===========

                                 MEDICAL INCOME
                       PROPERTIES 2A LIMITED PARTNERSHIP

                            Statements of Cash Flows
                    Six months ended June 30, 1997 and 1996
                                  (Unaudited)


                                                         1997           1996
                                                         ----           ----
Cash flows from operating activities:
   Cash received from patient care                   $ 12,205,123   $10,837,391
   Cash paid to suppliers and employees                (8,456,938)   (8,463,496)
   Interest received                                      250,610        94,140
   Interest paid                                          (99,494)     (193,617)
   Provider fees                                         (229,195)     (275,250)
   Other operating receipts                                11,940        16,312
                                                     ------------   -----------
       Net cash provided by operating activities        3,682,046     2,015,480
                                                     ------------   -----------

Cash flows from investing activities:
   Proceeds from sale of properties                    20,404,177             -
   Investment in marketable securities                    793,251      (148,861)
   Distributions (to) from joint ventures              (2,412,477)     (520,853)
   Acquisitions of property                               (27,179)     (216,375)
                                                     ------------   -----------
       Net cash used by investing activities           18,757,772      (886,089)
                                                     ------------   -----------

Cash flows from financing activities:
   Payments of long term debt
       and lease obligations                              (56,910)     (159,704)
   Net borrowings (payments) to related parties          (395,625)      382,608
   Distributions to partners                          (18,995,546)     (601,258)
                                                     ------------   -----------
       Net cash used by financing activities          (19,448,081)     (378,354)
                                                     ------------   -----------

Net increase in cash and equivalents                    2,991,737       751,037

Cash and equivalents, beginning of period               1,644,674       889,401
                                                     ------------   -----------

Cash and equivalents, end of period                  $  4,636,411   $ 1,640,438
                                                     ============   ===========

Reconciliation of net income to net cash
   provided by operating activities
Net income                                           $  7,099,167   $   760,358
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                          182,687       382,917
   Minority Interest                                      114,103       188,153
   Partnership share of joint venture (income) loss       (83,608)     (217,176)
   Gain on sale of properties                          (6,539,998)            -
   Accretion of discount on marketable securities               -         5,974
   Decrease (increase) in accounts receivable, net      1,805,075       153,991
   Decrease  in third party receivables                   739,842       229,556
   (Increase) decrease  in prepaid expenses
       and other assets                                   126,832      (164,475)
   Increase in accounts payable and
       accrued expenses                                  (102,006)      336,980
   Increase (decrease) in third party payables            339,952       339,202
                                                     ------------   -----------
   Net cash provided by operating activities         $  3,682,046   $ 2,015,480
                                                     ============   ===========


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

(2)  Sale of Properties

     On March 31, 1997, Medical Income Properties 2A Limited Partnership (the "Partnership") closed the sale of its interest in its seven remaining long-term care facilities in Alabama, Texas and Illinois, and the personal property and intangible assets related to the operation of those facilities (the "Properties"). The Properties in Alabama and Texas were sold to Omega Healthcare Investors, Inc., a Maryland corporation ("Omega"), pursuant to the asset Purchase and Sale Agreement dated as of February 3, 1997 (the "Sale Agreement"), by and among the Partnership, Qualicorp Management, Inc., the managing general partner of the Partnership, and Omega as previously reported by the Partnership. The Properties in Illinois were sold to OHI (Illinois), Inc. an Illinois corporation ("OHI"), because of an assignment of certain rights of Omega to OHI under the Sale Agreement.

     Aggregate net proceeds from the sale of the Properties was $19,499,627. The net proceeds and other assets of the Partnership will be distributed to the Limited Partners of the Partnership in the anticipated liquidation of the Partnership as described in the Partnership's Current Reports on Form 8-K filed February 18, 1997 and July 18, 1997. In addition, included in cash and equivalents is an escrow account for $904,550 which is subject to the terms of the indemnification provision of the Sale Agreement.

     In connection with the closing of the sale of the Properties, the Partnership entered into an interim lease of the Properties pursuant to the terms of the Sale Agreement and under which the Partnership provided for management and operation of the Properties for an interim period. The lease was terminated May 31, 1997.


(3)  Property, Plant and Equipment

     Property, plant, and equipment is recorded at cost and consists of the following at June 30, 1997 and December 31, 1996:


                                                     1997          1996
                                                     ----          ----

     Land                                       $            -  $   493,528
     Building                                                -   10,383,782
     Equipment                                               -    2,194,993
     Property under capitalized lease                        -    6,550,539
                                                --------------  -----------
        Total property, plant and equipment     $            -   19,622,842

     Accumulated depreciation and amortization               -    6,606,798
                                                --------------  -----------

        Net property, plant and equipment       $            -  $13,016,044
                                               ==============  ===========

(4) Debt Obligations

     Debt Obligations consisted of the following at June 30, 1997 and December 31, 1996:


                                                          1997      1996
                                                          ----      ----
   Industrial Revenue Bonds payable at a variable
     rate of interest with monthly principal and
     interest payments of $9,799 through April 1,
     2005.  The interest rate is adjusted every
     May 1 and November 1.                             $      -  $  788,521


   Mortgage note with interest at the prime rate plus
     1% in 60 payments of $22,728 through
     May 26, 1998; with a balloon payment due
     May, 1998.                                               -   3,113,705
                                                       --------  ----------

                                                              -   3,902,226

   Less amounts due in one year or less                       -     343,697
                                                       --------  ----------

                                                       $      -  $3,558,529
                                                       ========  ==========

(5)  Investment in Joint Venture

     The condensed financial information for the investments in joint ventures as of June 30, 1997 and December 31, 1996 is as follows:


     KATY (owned 50% by Partnership)
     -------------------------------
                                             1997                    1996
                                           ----------             ----------

Current assets                             $1,788,458             $2,501,874
Long term assets                            6,337,428              4,771,630
                                           ----------             ----------

   Total assets                            $8,125,886             $7,273,504
                                           ==========             ==========

Current liabilities                        $  204,758             $  860,008
Equity                                      7,921,128              6,413,496
                                           ----------             ----------

   Total liabilities and equity            $8,125,886             $7,273,504
                                           ==========             ==========

Partnership's investment at June 30, 1997
   and December 31, 1996                   $3,960,564             $3,206,748
                                           ==========             ==========

Revenues                                   $2,258,675             $5,039,616
Expenses                                    2,157,922              4,385,765
                                           ----------             ----------

   Net operating income                       100,753                653,851

   Gain on sale of property                 1,433,333                      -
                                           ----------             ----------

   Net income                              $1,534,086             $  653,851
                                           ==========             ==========



HUMBLE (owned 50% by Partnership)
-------------------------------
                                             1997                    1996
                                           ----------             ----------
Current assets                             $1,120,370             $1,498,372
Long term assets                            4,195,221              3,377,314
                                           ----------             ----------

   Total assets                            $5,315,591             $4,875,686
                                           ==========             ==========

Current liabilities                        $  154,322             $  677,478
Long term liabilities                               -                631,250
Equity                                      5,161,269              3,566,958
                                           ----------             ----------

   Total liabilities and equity            $5,315,591             $4,875,686
                                           ==========             ==========

Partnership's investment at June 30, 1997
   and December 31, 1996                   $2,580,635             $1,783,479
                                           ==========             ==========

Revenues                                   $1,640,826             $4,415,307
Expenses                                    1,574,363              3,954,042
                                           ----------             ----------

   Net operating income                        66,463                461,265

   Gain on sale of property                 1,555,404                      -
                                           ----------             ----------

   Net income                              $1,621,867             $  461,265
                                           ==========             ==========



(5)  Related Party Transactions

     Through June 30, 1997 and 1996, QualiCorp, Inc., the parent of Qualicorp Management, Inc. (the Managing General Partner of the Partnership) charged $105,162 and $64,654, respectively, of administrative expenses to the Partnership. In addition, Qualicorp, Inc. charged the Partnership $90,213 for property management services during the six months ended June 30, 1997.

                                    ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Liquidity and Capital Resources

Cash and equivalents balances totaled $4,636,411 at June 30, 1997, an increase of $2,991,737 from December 31, 1996. As noted in Footnote 2 of the financial statement, the Partnership has sold its operating assets. The Partnership is presently collecting its remaining accounts receivables, paying vendors the remaining balances owed and filing terminating Medicare and Medicaid cost reports.

The Partnership made the first installment of the liquidation proceeds totaling $18,694,917 or $1,003 per unit on May 12, 1997. As of June 30, 1997, limited partners had not surrendered 1102 limited partnership certificates to the Managing General Partner and consequently, the Partnership had not released $1,105,306 to those limited partners. At June 30, 1997 that amount was included in accounts payable.

In addition, on July 11, 1997, the Partnership distributed $2,609,460 or $140 per unit to the limited partners. The Partnership had planned to distribute $134 in March 1998; however, the Managing General Partner felt that sufficient cash was available to pay this distribution now instead of waiting until March 1998. The Managing General Partner will evaluate in March 1998 whether the cash balances then on hand exceed necessary reserves; however, should the estimated settlement liabilities change or a claim asserted under the indemnification provision of the Sale Agreement be made, then such claims or settlement could reduce the funds available for future distribution. Should funds on hand exceed necessary reserves in March 1998, the Managing General Partner may make a distribution of the excess funds.


Operations

The Partnerships' net loss for the quarter ended June 30, 1997 was $11,389. Included in the loss is an adjustment to the gain on the nursing home property of $142,236. The remaining operating income of $130,847 was attributed to interest earned on invested funds, additions to the Medicare settlement liabilities, and cost reimbursements. It is anticipated that the future close down expenses of the Partnership will approximate $415,000, exclusive of any changes to the estimated settlement liabilities or claims asserted under the indemnification provision of the sales agreements.

                                    PART II

Item 6.  Exhibit and reports on 8K

A.   Exhibit:   27     Financial Data Schedule (for SEC use only).

B. A report on Form 8-K was filed July 18, 1997 describing pursuant to Item 5 events pertaining to the disposition of Partnership assets.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL INCOME PROPERTIES 2A
LIMITED PARTNERSHIP
Registrant





By     /s/ John H. Stoddard                       Date:   August 7, 1997
       -------------------------------------            ----------------------
       John H. Stoddard
       President and Chief Financial Officer
       QualiCorp Management, Inc.
       Managing General Partner