Form 10-Q
period 1997-09-30
MEDICAL INCOME PROPERTIES 2A LTD PARTNERSHIP
filed 1997-11-12
CIK 814433

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1997      Commission File Number 33-6122-01



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

                  1100 Abernathy Road, Building 500, Suite 715
                  --------------------------------------------
                             Atlanta, Georgia 30328
                             ----------------------
                     (Address of Principal Executive Office)


                         7000 Central Parkway, Suite 850
                         -------------------------------
                             Atlanta, Georgia 30328
                             ----------------------
     (Former Address of Principal Executive Office, Moved Since Last Report)

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

                                           Yes   X    No
                                              --- ---   ------


The number of limited partnership units outstanding at September 30, 1997 was 18,639.

                                TABLE OF CONTENTS

                                                                        Page No.
                                     PART I

Item 1.       Financial Information.....................................  4 - 10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............      12


                                     PART II

              Signatures................................................      13

                                     PART I

                                     ITEM 1.

                              FINANCIAL INFORMATION

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                                      INDEX

                                                                        Page No.
Balance Sheets, September 30, 1997 and December 31, 1996.......................4

Statements of Operations for the three
months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996..............................................5

Statements of Partners' Capital for the nine months
ended September 30, 1997 and 1996..............................................6

Statements of Cash Flows for the nine months ended
 September 30, 1997 and 1996...................................................7

Notes to Financial Statements............................................ 8 - 11

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                                 Balance Sheets
                    September 30, 1997 and December 31, 1996
                                   (Unaudited)


     ASSETS                                            1997          1996
     ------                                            ----          ----
Current assets
    Cash and equivalents                            $1,524,937   $ 1,644,674
    Marketable securities                            1,050,533     2,339,380
    Accounts receivable, net of allowance
       for doubtful accounts of $173,711  in 1997
       and $225,011 in 1996                            342,373     2,179,723
    Interest receivable                                 76,481        13,914
    Estimated settlements due from third
       party payors                                          -       739,842
    Prepaid expenses and other assets                        -       127,032
                                                    ----------   -----------

       Total current assets                          2,994,324     7,044,565

Investments in joint ventures                        6,557,084     4,986,273
Property, plant and equipment, net of
    accumulated depreciation                                 -    13,016,044
Deferred financing costs, net of accumulated
    amortization of $76,620 in 1997 and
    $54,075 in 1996                                          -        22,545
Due from affiliates                                          -       473,417
                                                    ----------   -----------

    Total assets                                    $9,551,408   $25,542,844
                                                    ==========   ===========

    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
    Current portion of long term debt              $         -   $   343,697
    Accounts payable                                       758       906,261
    Accrued payroll and payroll taxes                   56,285       309,380
    Accrued vacation                                         -       247,096
    Accrued insurance                                   24,810        43,126
    Accrued management fees                                  -        82,403
    Patient deposits and trust liabilities                   -       128,204
    Other accrued expenses                                   -        91,947
    Estimated settlements due to third
       party payors                                    959,332       516,976
    Due to affiliates                                5,754,299       460,564
                                                    ----------   -----------
       Total current liabilities                     6,795,484     3,129,654

Bonds, notes and capital lease obligations                   -     3,558,529
                                                    ----------   -----------
       Total liabilities                             6,795,484     6,688,183
                                                    ----------   -----------

Venture partners' minority interest                    510,199     2,100,875
                                                    ----------   -----------
Partners' capital
    Limited partners                                 2,245,725    16,709,571
    General partners                                         -        44,215
                                                    ----------   -----------
       Total partners' capital                       2,245,725    16,753,786
                                                    ----------   -----------

       Total liabilities and partners' capital      $9,551,408   $25,542,844
                                                    ==========   ===========

        The accompanying notes are an integral part of these statements.

                                 MEDICAL INCOME
                        PROPERTIES 2A LIMITED PARTNERSHIP

                            Statements of Operations
             For the three months ended September 30, 1997 and 1996
              and the nine months ended September 30, 1997 and 1996
                                   (Unaudited)

                                              Three Months Ended            Nine Months Ended
                                                September 30                   September 30
                                             -------------------         ----------------------
                                             1997         1996           1997            1996
                                             ----         ----           ----            ----
Revenue
     Net resident service revenue        $  5,172    $ 5,074,667    $ 9,325,425    $ 15,189,309
     Other revenue                              -          7,643         11,940          23,956
                                         --------    -----------    -----------    ------------
         Total revenue                      5,172      5,082,310      9,337,365      15,213,265
                                         --------    -----------    -----------    ------------
Operating expenses:
     Professional care of residents        29,676      2,615,363      4,640,161       7,522,949
     Dietary                                2,996        416,036        683,092       1,229,625
     Household and plant                    4,688        423,882        753,155       1,294,573
     General and administrative            86,559        714,563      1,443,903       2,266,846
     Employee health and welfare           (3,148)       207,736        408,440         699,591
     Rent                                 (35,932)             -        637,852               -
     Depreciation and amortization              -        182,278        182,687         565,194
                                         --------    -----------    -----------    ------------
         Total operating expenses          84,839      4,559,858      8,749,290      13,578,778
                                         --------    -----------    -----------    ------------

     Operating income                     (79,667)       522,452        588,075       1,634,487
                                         --------    -----------    -----------    ------------

Other income (expenses):
     Interest income                       59,484         55,104        310,094         143,271
     Interest expense                           -        (92,182)       (99,494)       (285,799)
     Provider fees                              -       (137,805)      (229,195)       (413,056)
     Minority Interest                      4,150        (82,542)      (109,953)       (270,695)
     Partnership share of joint
          venture income                   15,335        192,207         98,943         409,384
     Gain (loss) on sale of properties          -              -      6,539,998               -
                                         --------    -----------    -----------    ------------
         Total other
              income (expenses)            78,969        (65,218)     6,510,393        (416,895)
                                         --------    -----------    -----------    ------------

     Net income (loss)                   $   (698)   $   457,234    $ 7,098,468    $  1,217,592
                                         ========    ===========    ===========    ============

Net income (loss) per weighted
   average limited partnership unit
   outstanding                           $   (.04)   $     22.81    $    382.08    $      60.75
                                         ========    ===========    ===========    ============

        The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         Statements of Partners' Capital
       For the Nine Months Ended September 30, 1997 and December 31, 1996
                                   (Unaudited)

                                        Limited Partners       General
                                      Units         Amount     Partners        Total
                                      -----         ------     --------        -----
Partners' capital,
     December 31, 1996               18,639   $ 16,709,571    $ 44,215    $ 16,753,786

Distributions to partners
     ($1158 per limited
     partnership unit outstanding)             (21,583,962)    (21,044)    (21,605,006)

Net income                                       7,121,639     (23,171)      7,098,468

Unrealized gain on marketable
     securities available for sale                  (1,523)          -          (1,523)
                                     ------   ------------    --------    ------------

Partners' capital,
     September 30, 1997              18,639   $  2,245,725    $      0    $  2,245,725
                                     ======   ============    ========    ============

                                 MEDICAL INCOME
                        PROPERTIES 2A LIMITED PARTNERSHIP

                            Statements of Cash Flows
                  Nine months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                             1997            1996
                                                             ----            ----
Cash flows from operating activities:
     Cash received from patient care                    $ 12,282,406    $ 16,168,833
     Cash paid to suppliers and employees                (10,166,136)    (12,590,650)
     Interest received                                       310,094         150,024
     Interest paid                                           (99,494)       (285,799)
     Provider fees                                          (229,195)       (413,056)
     Other operating receipts                                 11,940          23,956
                                                        ------------    ------------
         Net cash provided by operating activities         2,109,615       3,053,308
                                                        ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of properties                     20,404,177               -
     Investment in marketable securities                   1,290,784        (344,796)
     Distributions (to) from joint ventures               (2,412,477)       (358,579)
     Acquisitions of property                                (27,179)       (239,416)
                                                        ------------    ------------
         Net cash used by investing activities            19,255,305        (942,791)
                                                        ------------    ------------

Cash flows from financing activities:
     Payments of long term debt
         and lease obligations                               (56,910)       (253,679)
     Net borrowings (payments) to related parties            177,259         358,900
     Distributions to partners                           (21,605,006)       (901,886)
                                                        ------------    ------------
         Net cash used by financing activities           (21,484,657)       (796,665)
                                                        ------------    ------------

Net increase in cash and equivalents                        (119,737)      1,313,852

Cash and equivalents, beginning of period                  1,644,674         889,400
                                                        ------------    ------------

Cash and equivalents, end of period                     $  1,524,937    $  2,203,252
                                                        ============    ============

Reconciliation of net income to net cash
     provided by operating activities
Net income                                              $  7,098,468    $  1,217,592
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                           182,687         565,194
     Minority Interest                                       109,953         270,695
     Partnership share of joint venture (income) loss        (98,943)       (409,384)
     Gain on sale of properties                           (6,539,998)              -
     Accretion of discount on marketable securities                -           6,753
     Decrease (increase) in accounts receivable, net       1,774,784         230,151
     Decrease  in third party receivables                    739,842         229,291
     (Increase) decrease  in prepaid expenses
         and other assets                                    127,032        (108,113)
     Increase in accounts payable and
         accrued expenses                                   (110,095)        531,047
     Increase (decrease) in third party payables          (1,174,113)        520,082
                                                        ------------    ------------
     Net cash provided by operating activities          $  2,109,617    $  3,053,308
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

(3)    Property, Plant and Equipment

       Property, plant, and equipment is recorded at cost and consists of the following at September 30, 1997 and December 31, 1996:

                                                            1997             1996
                                                            ----             ----
       Land                                             $          -    $    493,528
       Building                                                    -      10,383,782
       Equipment                                                   -       2,194,993
       Property under capitalized lease                            -       6,550,539
                                                        ------------    ------------
           Total property, plant and equipment                     -      19,622,842

       Accumulated depreciation and amortization                   -       6,606,798
                                                        ------------    ------------

           Net property, plant and equipment            $          -    $ 13,016,044
                                                        ============    ============

(4)    Debt Obligations

       Debt Obligations consisted of the following at September 30, 1997 and December 31, 1996:

                                                                 1997           1996
                                                                 ----           ----
       Industrial Revenue Bonds payable at a variable
         rate of interest with monthly principal and
         interest payments of $9,799 through April 1,
         2005. The interest rate is adjusted every
         May 1 and November 1                               $        -      $  788,521


       Mortgage note with interest at the prime rate plus
         1% in 60 payments of $22,728 through
         May 26, 1998; with a balloon payment due
         May, 1998                                                   -       3,113,705
                                                            ----------      ----------

                                                                     -       3,902,226
       Less amounts due in one year or less                          -         343,697
                                                            ----------      ----------

                                                            $        -      $3,558,529
                                                            ==========      ==========

(5)    Investment in Joint Venture

       The condensed financial information for the investments in joint ventures as of September 30, 1997 and December 31, 1996 is as follows:

       KATY (owned 50% by Partnership)

                                                           1997              1996
                                                        ----------        ----------
       Current assets                                   $1,010,854        $2,501,874
       Long term assets                                  7,425,572         4,771,630
                                                        ----------        ----------

           Total assets                                 $8,436,426        $7,273,504
                                                        ==========        ==========

       Current liabilities                              $  497,604        $  860,008
       Equity                                            7,938,822         6,413,496
                                                        ----------        ----------

           Total liabilities and equity                 $8,436,426        $7,273,504
                                                        ==========        ==========

       Partnership's investment at September 30, 1997
           and December 31, 1996                        $3,969,411        $3,206,748
                                                        ==========        ==========

       Revenues                                         $2,335,326        $5,039,616
       Expenses                                          2,216,878         4,385,765
                                                        ----------        ----------

           Net operating income                            118,448           653,851

           Gain on sale of property                      1,433,333                 -
                                                        ----------        ----------

           Net income                                   $1,551,781        $  653,851
                                                        ==========        ==========

       HUMBLE (owned 50% by Partnership)

                                                             1997             1996
                                                          ----------       ----------
       Current assets                                     $  892,729       $1,498,372
       Long term assets                                    4,600,244        3,377,314
                                                          ----------       ----------

           Total assets                                   $5,492,973       $4,875,686
                                                          ==========       ==========

       Current liabilities                                $  317,627       $  677,478
       Long term liabilities                                       -          631,250
       Equity                                              5,175,346        3,566,958
                                                          ----------       ----------

           Total liabilities and equity                   $5,492,973       $4,875,686
                                                          ==========       ==========

       Partnership's investment at  September  30, 1997
           and December 31, 1996                          $2,587,673       $1,783,479
                                                          ==========       ==========

       Revenues                                           $1,690,443       $4,415,307
       Expenses                                            1,611,005        3,954,042
                                                          ----------       ----------

           Net operating income                               79,438          461,265

           Gain on sale of property                        1,555,404                -
                                                          ----------       ----------

           Net income                                     $1,634,872       $  461,265
                                                          ==========       ==========



(5)    Related Party Transactions

       Through September 30, 1997 and 1996, QualiCorp, Inc., the parent of Qualicorp Management, Inc. (the Managing General Partner of the Partnership) charged $170,858 and $94,483, respectively, of administrative expenses to the Partnership. In addition, Qualicorp, Inc. charged the Partnership $90,213 for property management services during the nine months ended September 30, 1997.

                                     ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash and equivalents balances totaled $1,524,937 at September 30, 1997. As noted in Footnote 2 of the financial statement, the Partnership has sold its operating assets. The Partnership is presently collecting its remaining accounts receivables, paying vendors the remaining balances owed and filing terminating Medicare and Medicaid cost reports.

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

Operations

The Partnerships' net loss for the quarter ended September 30, 1997 was $698. The operating loss was attributed to interest earned on invested funds, additions to the Medicare settlement liabilities, settlement of vendor payables and cost reimbursements. It is anticipated that the future close down expenses of the Partnership will approximate $349,000, exclusive of any changes to the estimated settlement liabilities or claims asserted under the indemnification provision of the sales agreements.

                                     PART II

Item 6.  Exhibit and reports on 8K

     A. Exhibits - 27 Financial Data Schedule (for SEC purposes only).

     B. A report on Form 8-K was filed July 18, 1997 describing pursuant to
        Item 5 events pertaining to the disposition of Partnership assets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL INCOME PROPERTIES 2A
LIMITED PARTNERSHIP
Registrant

By     /s/ John H. Stoddard                          Date:    November 7, 1997
       -------------------------------------                --------------------
       John H. Stoddard
       President and Chief Financial Officer
       QualiCorp Management, Inc.
       Managing General Partner