Form 10-K405
period 1997-12-31
MEDICAL INCOME PROPERTIES 2A LTD PARTNERSHIP
filed 1998-03-31
CIK 814433

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       COMMISSION FILE NUMBER 33-6122-01

                          MEDICAL INCOME PROPERTIES 2A
                              LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                        59-2724921
    (State of Organization)               (IRS Employer
                                     Identification Number)

                  1100 Abernathy Road, Building 500, Suite 715
                               Atlanta, GA 30328
                     Address of Principal Executive Office)

                                 (770) 668-1080
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS

                           Limited Partnership Units

     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by nonaffiliates of the Registrant is not applicable. The number of limited partnership units outstanding as of March 23, 1998 was 18,639.

     The Prospectus of the Registrant dated October 22, 1986, filed pursuant to Rule 424(b) under the Securities Act of 1933 is incorporated by reference, to the extent indicated in Part III of this report.

================================================================================

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                        PAGE
                                                                        ----
PART I
Item 1:   Business....................................................    1
Item 2:   Properties..................................................    2
Item 3:   Legal Proceedings...........................................    2
Item 4:   Submission of Matters to a Vote of Security Holders.........    2
PART II
Item 5:   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................    2
Item 6:   Selected Financial Data.....................................    2
Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    3
Item 8:   Financial Statements and Supplementary Data.................    4
Item 9:   Disagreements on Accounting and Financial Disclosure........    4
PART III
Item 10:  Directors and Executive Officers of the Registrant..........    4
Item 11:  Executive Compensation......................................    5
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management..................................................    5
Item 13:  Certain Relationships and Related Transactions..............    5
PART IV
Item 14:  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    6

Signatures............................................................    7

                                     PART I

ITEM 1.  BUSINESS

     Medical Income Properties 2A Limited Partnership (the "Partnership"), is a Delaware limited partnership which was organized on May 14, 1986. The Partnership owned a 100% interest of four nursing homes, a 54.55% interest in a nursing home in Decatur, Alabama and a 50% interest in two joint venture nursing homes in the Houston, Texas area and employed approximately 502 employees. The Partnership sold all of its operating assets on March 31, 1997. For the remainder of 1997, the Partnership was in the process of winding up its business and liquidating (the "Liquidation"). The Liquidation is anticipated to continue until approximately May 31, 2000, due to certain reimbursement policies of Medicaid and Medicare.

BUSINESS STRATEGY

     The Partnership was formed for the purpose of investing primarily in existing, improved, medically related, income-producing commercial properties, such as medical office buildings and nursing homes. The Partnership's business strategy was to hold real property investments, primarily health care related, until such time as a sale or other disposition appears to be advantageous to the Partnership's limited partners (the "Limited Partners") based on such factors as potential capital appreciation, industry trends, cash flow and federal income tax consequences to the Limited Partners.

SALE AGREEMENT

     Effective on February 3, 1997, the Partnership entered into a Purchase and Sale Agreement (the "Sale Agreement") with Qualicorp Management, Inc., the managing general partner of the Partnership, and Omega Healthcare Investors, Inc. (the "Purchaser") regarding the sale to the Purchaser of the Partnership's interests in its facilities and the personal property and intangible assets related to the operation of those facilities.

     The description of the Sale Agreement set forth herein does not purport to be complete and is qualified in its entirety by the provisions of the Sale Agreement, filed as an exhibit to the Company's Current Report on Form 8-K dated February 18, 1997.

     The closing of the asset sale was contingent upon, among other factors, consent to the transaction by the Limited Partners. The Partnership solicited the consent of the Limited Partners in the Partnership's Consent Solicitation Statement dated March 12, 1997, and the Limited Partners consented to the Sale Agreement on March 28, 1997. The Partnership closed the transactions contemplated by the asset sale on March 31, 1997.

     Because the Purchaser had not obtained all of the necessary state approvals for the transfer of operation of the Partnership's facilities, the Partnership entered into an interim leasing arrangement with the Purchaser to provide management and operation of the facilities for Omega until such approvals were received. The interim leasing arrangements terminated on May 31, 1997, after the Purchaser obtained the required approvals. Accordingly, effective as of May 31, 1997, the Partnership no longer owns any real property and has no employees.

     Pursuant to the Sale Agreement, the Partnership received aggregate net proceeds of $20,552,089. Proceeds from the Sale Agreement are being distributed to the Limited Partners in installments as described below:

          1. First Installment. The Limited Partners were asked to surrender their partnership certificates in order to obtain the first installment check on May 13, 1997. Limited Partners who returned their certificates received a check in the amount of $1,003 per Unit.

          2. Second Installment. A second distribution of $140 per Unit was made on July 11, 1997. This distribution was primarily attributable to the collection of accounts receivable in the period subsequent to the closing less the payment of accounts payable and other liabilities, including reserves set aside for contingencies that will be distributed in 1998 and thereafter if no longer needed.

          3. Final Installment(s). A final distribution consisting of remaining unspent reserves is anticipated to be made following the expiration of the Partnership's representations and warranties to the Purchaser and any additional period required to finally resolve any claims for indemnification against the Partnership brought prior to the termination of such period.

ITEM 2.  PROPERTIES

     At December 31, 1997, the Partnership did not own or lease any property.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal actions against the Partnership. As noted in the financial statements Note 10, however, the Partnership does have certain contingent liabilities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Limited Partners during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

     There is no established public trading market for the Partnership Units. There were 1,400 Limited Partners as of March 23, 1998. Distributions paid per Unit for each quarter in the last five years are incorporated by reference from
Item 6 below.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the period January 1, 1993 to December 31, 1997 is shown below (000's omitted except for per share data and distributions):

                                                       YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------
                                            1997       1996      1995      1994      1993
                                          ---------   -------   -------   -------   -------
Summary of Operations:
  Total Revenue.........................  $   8,465   $20,824   $19,050   $17,906   $16,607
  Operating Income......................       (463)    2,233     1,941     1,994     2,624
  Loss from Discontinued Operations.....       (257)       --        --        --        --
  Gain on Sale of Properties............      7,162        --        --        --        --
  Net Income............................      6,600     1,699     1,184     1,206     1,651
Per Share Data:
  Net Income per Limited Partnership
     Unit...............................  $  353.27   $ 84.76   $ 59.09   $ 60.20   $ 82.36
Financial Condition:
  Total Assets..........................  $  13,231   $25,543   $25,186   $24,703   $24,479
  Bonds, Notes and Capitalized Lease
     Obligations........................         --     3,902     4,241     4,584     4,951
  Partner's Capital.....................      1,743    16,754    16,260    16,233    16,218
Distributions per Limited Partner Unit:
  First Quarter.........................  $   15.00   $ 15.00   $ 15.00   $ 12.50   $  8.75
  Second Quarter........................       0.00     15.00     15.00     15.00      8.75
  Third Quarter.........................       0.00     15.00     15.00     15.00     10.00
  Fourth Quarter........................       0.00     15.00     15.00     15.00     10.00
  Special Distribution of Sales
     Proceeds...........................  $1,143.00        --        --        --        --

     Quarterly Financial data for the period January 1, 1995 to December 31, 1997 (000's omitted):

                                                                       1997
                                                       -------------------------------------
                                                         1ST       2ND       3RD       4TH
                                                       QUARTER   QUARTER   QUARTER   QUARTER
                                                       -------   -------   -------   -------
Total Revenue........................................  $5,551    $3,781    $    5    $  (872)
Operating Income.....................................     570        97       (80)    (1,050)
Gain on Sale of Properties...........................   6,682      (142)       --        622
Net Income (loss)....................................   7,111       (11)       (1)      (499)

                                                                        1996
                                                      -----------------------------------------
                                                        1ST        2ND        3RD        4TH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
Total Revenue.......................................   $5,080     $5,051     $5,082    $ 5,611
Operating Income....................................      580        532        522        599
Net Income..........................................      435        325        457        482

                                                                        1995
                                                      -----------------------------------------
                                                        1ST        2ND        3RD        4TH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
Total Revenue.......................................   $4,881     $4,841     $4,967    $ 4,361
Income from Operations..............................      747        606        527         61
Net Income (Loss)...................................      591        495        402       (304)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Partnership discontinued its operations on May 31, 1997, following the closing of the sale of substantially all of its assets and the termination of the interim operating arrangements. The Managing General Partner is in the process of winding up the business and liquidating the Partnership. The discussion of the Sale Agreement and the Liquidation is incorporated by reference to Item 1. The Partnership is presently collecting its remaining accounts receivable, paying vendors the remaining balances owed, and filing terminating Medicare and Medicaid cost reports.

LIQUIDITY AND CAPITAL RESERVES

     Cash and equivalent balances totaled $1,520,944 as of December 31, 1997, a decrease of $123,730 compared to December 31, 1996, primarily due to cash received from the asset sale. Cash provided from operations decreased from $2,598,898 in 1996 to $1,865,810 in 1997. This difference primarily resulted from lower accounts receivable collection and higher costs of operation.

     Payments for capital expenditures were reduced from $360,089 in 1996 to $27,179 in 1997, primarily because limited capital expenditures were made prior to the asset sale, and no such expenditures were made after the asset sale.

     During 1997, the Partnership paid distributions to Limited Partners totaling $1,158 per unit, which includes $1,143 return of capital from sale proceeds returned to Limited Partners in the first two distributions of liquidation proceeds. The Partnership made the first installment of the liquidation proceeds totaling $18,694,917 or $1,003 per unit on May 12, 1997, and the second installment totaling $2,609,450 or $140 per unit on July 11, 1997.

     The Partnership will make a final distribution of any remaining funds following the expiration of the periods within which claims for breach of representations and warranties and claims by Medicare, Medicaid or other third parties may be made against the Partnership either by contract or under applicable law.

RESULTS OF OPERATIONS

  Fiscal Year 1997 Compared to 1996

     The Partnership's net income for the year ended December 31, 1997 was $6,600,046, compared to $1,698,843 in the previous year. The increase was primarily due to the gains realized from the asset sale.

     Revenues and operating expenses for 1997 were $8,464,925 and $8,927,668, respectively, compared to $20,824,455 and $18,591,372 in 1996, the substantial differences primarily due to the fact that the Partnership suspended all business operations on May 31, 1997 and incurred substantial costs associated with the asset sale. As a result of the foregoing, a net operating loss of $462,743 for 1997 occurred.

     Other income (expenses) reflects higher interest income in 1997 primarily due to interest earned on the proceeds from the asset sale.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Partnership's two most recent fiscal years, the Partnership did not change accountants and had no disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no directors or executive officers. QualiCorp Management, Inc. ("QMI"), a Delaware corporation, is the Managing General Partner of the Partnership. The directors and executive officers of QMI as of December 31, 1997 are listed below. Directors serve for one year or until the next annual meeting of stockholders of QMI or until their successors are elected and qualified. QMI is a wholly-owned subsidiary of QualiCorp, Inc., a Louisiana corporation. The directors and executive officers of QualiCorp, Inc. are also listed below. The relationship of the Managing General Partner to its Affiliates is described under the caption "Conflicts of Interest" at pages 28 through 30 of the Prospectus, which pages are specifically incorporated by reference herein.

     The executive officers of QMI and QualiCorp, Inc. are as follows:

NAME                        AGE       POSITIONS AND RECENT PRINCIPAL OCCUPATIONS
----                        ---       ------------------------------------------
John M. DeBlois...........  61    Chairman of the Board since 1981. Chairman of the
                                  Board of Qualicare, Inc., a hospital management
                                    company, from the mid 1970's to 1983.
John H. Stoddard..........  55    President and Chief Financial Officer since July 1,
                                  1988. Senior Vice President of Safecare Health
                                    Services, Inc., a health care management company,
                                    from September 1, 1985 to March 1988. From May
                                    1983 to August 1985, Treasurer, Continental
                                    Health Services, a health care management
                                    company. Prior to May 1983, was Vice
                                    President -- Finance with Qualicare, Inc.

     Mr. DeBlois and Mr. Stoddard are Directors of QMI and Qualicorp, Inc. There are no family relationships among any of the above officers and/or directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. No director or officer of the Managing General Partner received any remuneration from the Partnership for the three years ended December 31, 1997. The Partnership paid to Qualicorp, Inc., the parent of QMI $195,582 in 1997 as reimbursement for administrative expenses (primarily salaries) incurred during the year. In addition, during 1997, the Partnership paid to Qualicorp, Inc. $90,213 for property management fees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                 (2) NAME/ADDRESS          (3) AMOUNT/NATURE
    (1) TITLE OF CLASS         OF BENEFICIAL OWNER      OF BENEFICIAL OWNERSHIP   (4) PERCENT OF CLASS
    ------------------      --------------------------  -----------------------   ---------------------
Partnership Units.........  MacKenzie Patterson, Inc.*        2,417 Units          Approximately 12.97%
                              1640 School Street
                              Suite 100
                              Moraga, CA 94556

---------------

* JDF and Associates, LLC, Previously Owned Partnerships Income Fund II, L.P., Mackenzie Patterson Special Fund, L.P. Mackenzie Fund VI, Morago Gold, LLC, and certain of the foregoing parties' affiliates are entities commonly controlled by MacKenzie Patterson, Inc., which as of December 31, 1997, owned 2,417 (or approximately 12.97%) of the Partnership's outstanding units.

     No other person or group is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

SECURITY OWNERSHIP OF MANAGEMENT

     No executive officers and directors of QMI owned any units in the Partnership at December 31, 1997. QualiCorp, Inc., parent of QMI, the Partnership's Managing General Partner, held 42 units in the Partnership at December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Qualicorp Inc., the parent of QMI, charged the following amounts for property management fees and administrative expenses to the Partnership during the periods shown:

                                                              PROPERTY       ADMINISTRATIVE
YEAR                                                       MANAGEMENT FEES      EXPENSES
----                                                       ---------------   --------------
1997.....................................................     $ 90,213          $195,582
1996.....................................................      235,223           144,527
1995.....................................................            0           136,679

     Under the Partnership Agreement, the General Partners are entitled to participate in distributions of the Partnership's Cash Flow as described under the caption "Management Compensation" at pages 24 through 26 of the Prospectus. Cash distributions of $21,044, $84,175 and $84,175, were made to the General Partners during 1997, 1996 and 1995, respectively. The General Partners also share in the Partnership's net profits and net losses.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report.

     1. The Partnership's financial statements and supplementary information appear in a separate section of this Form 10-K commencing on pages referenced below:

Independent Auditor's Report................................   F-1
Financial Statements
  Balance Sheets............................................   F-2
  Statements of Operations..................................   F-3
  Statements of Partners' Capital...........................   F-5
  Statements of Cash Flow...................................   F-7
  Notes to Financial Statements.............................   F-9
Independent Auditor's Report on Information Accompanying the
  Basic Financial Statements................................  F-21
Schedule VIII -- Valuation and Qualifying Accounts and
  Reserves for Allowances for Doubtful Accounts.............  F-22
Schedule X -- Consolidated Supplementary Income Statement
  Information...............................................  F-23
Schedule XI -- Real Estate and Accumulated Depreciation.....  F-24

     2. Exhibits:

     Exhibits listed below which have been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

  2.   --  Purchase and Sale Agreement (the "Sale Agreement") dated
           February 3, 1997 (filed as an exhibit to the company's Form
           8-K filed February 18, 1997, and as an appendix to the
           Partnership's Consent Solicitation Statement dated March 12,
           1997).
3-A.   --  The Prospectus of the Registrant dated October 11, 1984 as supplemented August 8, 1985, August 14, 1985, October 2,
           1985 and November 21, 1985 and filed pursuant to Rule 424(b)
           under the Securities Act of 1933 and Preliminary Supplement and Amendment Number 5 dated November 29, 1985 is hereby
           incorporated herein by reference.
3-B.   --  Amended and Restated Articles of Limited Partnership set
           forth as Exhibit A to the Prospectus, incorporated herein by reference.
 (b)   --  No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia.

MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

QUALICORP MANAGEMENT, INC.
  Managing General Partner
                                                            Date: March 30, 1998

By:      /s/ JOHN H. STODDARD
    ----------------------------------
             John H. Stoddard
        President, Director, Chief
     Financial Officer and Principal
            Accounting Officer

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

                        NAME                                      POSITION                   DATE
                        ----                                      --------                   ----

                 /s/ JOHN M. DEBLOIS                   Chairman of the Board            March 30, 1998
-----------------------------------------------------
                   John M. DeBlois

                /s/ JOHN H. STODDARD                   President, Director, Chief       March 30, 1998
-----------------------------------------------------    Financial Officer and
                  John H. Stoddard                       Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  27       --  Financial Data Schedule (for SEC use only)

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS



                                                                Page
                                                                ----
Independent Auditors' Report.................................   F-1

Financial Statements
   Balance Sheets............................................   F-2
   Statements of Operations..................................   F-3  -  F-4
   Statements of Partners' Capital...........................   F-5  -  F-6
   Statements of Cash Flows..................................   F-7  -  F-8
   Notes to Financial Statements.............................   F-9  -  F-20

Information Accompanying the Basic Financial Statements
   Independent Auditors' Report on Information...............   F-21
     Accompanying the Basic Financial Statements
   Schedule of Valuation and Qualifying Accounts
     and Reserves for Allowances for Doubtful Accounts.......   F-22
   Schedule of Consolidated Supplementary Income
     Statement Information...................................   F-23
   Schedule of Real Estate and Accumulated Depreciation......   F-24

                   [SELF, MAPLES & COPELAND, P.C. LETTERHEAD]




                          INDEPENDENT AUDITORS' REPORT


To the Partners
Medical Income Properties 2A Limited Partnership

We have audited the balance sheets of Medical Income Properties 2A Limited Partnership as of December 31, 1997 and 1996 and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Income Properties 2A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ Self, Maples & Copeland, P.C.

Oneonta, Alabama
January 23, 1998

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                      1997             1996
                                                  -----------      -----------
               ASSETS

Current assets
  Cash and cash equivalents                       $ 1,520,944      $ 1,644,674
  Marketable securities                             1,154,640        2,339,380
  Patient accounts receivable, net of allowance
     for doubtful accounts of $10,000
     in 1997 and $225,011 in 1996                      75,523        2,179,723
  Interest receivable                                      --           13,914
  Estimated third-party payor settlements             224,839          739,842
  Prepaid expenses and other assets                        --          127,032
                                                  -----------      -----------
     Total current assets                           2,975,946        7,044,565

Investment in joint ventures                        6,302,656        4,986,273
Property and equipment, net of
   accumulated depreciation                                --       13,016,044
Deferred financing costs, net of
   accumulated amortization of
   $0 in 1997 and $54,075 in 1996                          --           22,545
Due from affiliates                                 3,952,035          473,417
                                                  -----------      -----------

     Total assets                                 $13,230,637      $25,542,844
                                                  ===========      ===========

    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Current maturities of long-term debt            $        --      $   343,697
  Accounts payable                                     62,925          906,261
  Accrued payroll and payroll taxes                        --          309,380
  Accrued vacation                                         --          247,096
  Accrued insurance                                    75,169           43,126
  Accrued management fees                                  --           82,403
  Patient deposits and trust liabilities                   --          128,204
  Other accrued expenses                              257,409           91,947
  Estimated third-party payor settlements           1,386,798          516,976
  Due to affiliates                                 5,658,630          460,564
                                                  -----------      -----------
     Total current liabilities                      7,440,931        3,129,654

Long-term debt, net of current maturities                  --        3,558,529
                                                  -----------      -----------
     Total liabilities                              7,440,931        6,688,183

Venture partners' minority interest                 4,047,063        2,100,875
                                                  -----------      -----------

Partners' capital
   Limited partners                                 1,742,643       16,709,571
   General partners                                        --           44,215
                                                  -----------      -----------
     Total partners' capital                        1,742,643       16,753,786
                                                  -----------      -----------

     Total liabilities and partners' capital      $13,230,637      $25,542,844
                                                  ===========      ===========

                See accompanying notes to financial statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                               1997              1996              1995
                                            ----------       -----------       -----------
Revenues
   Net patient service revenue              $8,447,113       $20,783,193       $19,017,059
   Other revenue                                17,812            41,262            32,618
                                            ----------       -----------       -----------

      Total revenue                          8,464,925        20,824,455        19,049,677
                                            ----------       -----------       -----------

Operating expenses
   Professional care of patients             4,680,052        10,347,837         9,205,785
   Dietary                                     684,037         1,657,865         1,609,770
   Household and plant                         754,415         1,723,483         1,714,594
   General and administrative                1,508,448         3,169,133         2,890,356
   Employee health and welfare                 417,560           940,197           919,299
   Depreciation and amortization               182,687           752,857           768,645
   Lease                                       700,469                --                --
                                            ----------       -----------       -----------

      Total operating expenses               8,927,668        18,591,372        17,108,449
                                            ----------       -----------       -----------

      Operating income (loss)                 (462,743)        2,233,083         1,941,228
                                            ----------       -----------       -----------

Other income (expenses)
   Interest income                             417,963           206,257           157,839
   Interest expense                            (99,493)         (376,001)         (419,354)
   Provider fees                              (232,705)         (550,861)         (550,681)
   Minority interest in
     consolidated joint venture                (35,687)         (371,193)         (324,895)
   Partnership share of
     unconsolidated joint
     venture income                            108,002           557,558           380,202
                                            ----------       -----------       -----------

      Total other income
        (expenses)                             158,080          (534,240)         (756,889)
                                            ----------       -----------       -----------

      Income (loss) before recognition
        of property sales and loss
        on discontinued operations            (304,663)        1,698,843         1,184,339

Gain on sale of properties                   7,162,118                --                --
Loss from discontinued operations             (257,409)               --                --
                                            ----------       -----------       -----------

      Net income                            $6,600,046       $ 1,698,843       $ 1,184,339
                                            ==========       ===========       ===========


                See accompanying notes to financial statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                    1997             1996            1995
                                                                 ----------       ----------      ----------
Net income attributable
   to limited partners                                           $6,584,543       $1,579,924      $1,101,435
Net income attributable
   to general partners                                               15,503          118,919          82,904
                                                                 ----------       ----------      ----------

                                                                 $6,600,046       $1,698,843      $1,184,339
                                                                 ==========       ==========      ==========

Net income (loss) per limited partnership unit outstanding:
     Continuing operations                                       $   (15.20)      $    84.76      $    59.09
     Sale of properties                                              381.31               --              --
     Discontinued operations                                         (12.84)              --              --
                                                                 ----------       ----------      ----------
        Net income (loss) per unit                               $   353.27       $    84.76      $    59.09
                                                                 ==========       ==========      ==========


                See accompanying notes to financial statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                  Limited Partners
                               -----------------------       General
                                Units         Amount         Partners          Total
                               ------      -----------       --------       -----------
Partners' capital at
  December 31, 1994            18,639      $16,225,603       $  7,785       $16,233,388

   Distributions to
   partners ($60.00 per
   limited partnership
   unit outstanding)               --       (1,118,339)       (84,175)       (1,202,514)

   Net income                      --        1,101,435         82,904         1,184,339

   Unrealized gain on
   marketable securities
   available for sale              --           41,694          3,138            44,832
                               ------      -----------       --------       -----------

Partners' capital at
  December 31, 1995            18,639       16,250,393          9,652        16,260,045

   Distributions to
   partners ($60.00 per
   limited partnership
   unit outstanding)               --       (1,118,339)       (84,175)       (1,202,514)

   Net income                      --        1,579,924        118,919         1,698,843

   Unrealized loss on
   marketable securities
   available for sale              --           (2,407)          (181)           (2,588)
                               ------      -----------       --------       -----------

Partners' capital at
  December 31, 1996            18,639      $16,709,571       $ 44,215       $16,753,786


                See accompanying notes to financial statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                    Limited Partners
                                 ------------------------       General
                                  Units         Amount          Partners           Total
                                 ------      ------------       --------       ------------
   Distributions to
   partners ($1,158.00 per
   limited partnership
   unit outstanding)                 --      $(21,583,962)      $(21,044)      $(21,605,006)

   Net income (loss) before
   recognition of property
   sales and loss on
   discontinued operations           --          (283,337)       (21,326)          (304,663)

   Loss from discontinued
   operations                        --          (239,390)       (18,019)          (257,409)

   Gain on property sales            --         7,145,511         16,607          7,162,118

   Unrealized loss on
   marketable securities
   available for sale                --            (5,750)          (433)            (6,183)
                                 ------      ------------       --------       ------------

Partners' capital at
  December 31, 1997              18,639      $  1,742,643       $     --       $  1,742,643
                                 ======      ============       ========       ============


                See accompanying notes to financial statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                   1997               1996               1995
                                               ------------       ------------       ------------
Cash flows from operating activities:

  Cash received from patient care              $ 11,757,512       $ 21,020,618       $ 18,528,805
  Interest and dividends received                   346,209            166,085            159,582
  Other operating receipts                           17,812             41,262             32,618
  Cash paid to suppliers and
    employees                                    (9,923,525)       (17,702,205)       (15,836,810)
  Interest paid                                     (99,493)          (376,001)          (419,354)
  Provider fees                                    (232,705)          (550,861)          (550,681)
                                               ------------       ------------       ------------
  Net cash provided (used) by operations          1,865,810          2,598,898          1,914,160
                                               ------------       ------------       ------------

Cash flows from investing activities:

  Investments in joint ventures                    (105,000)                --                 --
  Purchases of marketable securities                     --         (1,543,752)          (755,533)
  Maturities of marketable securities             1,250,000          1,400,000            783,981
  Capital expenditures                              (27,179)          (360,089)          (391,040)
  Cash proceeds from the sale of property        20,552,089                 --                 --
  Distributions from joint
    ventures                                         22,500            290,000            290,000
                                               ------------       ------------       ------------
  Net cash provided (used)
   by investing activities                       21,692,410           (213,841)           (72,592)
                                               ------------       ------------       ------------

Cash flows from financing activities:

  Distributions to partners                     (21,605,006)        (1,202,514)        (1,202,514)
  Payments on long-term debt and
    lease obligations                               (26,956)          (338,770)          (343,400)
  Net related party transactions                 (1,785,212)           497,804           (229,666)
  Distributions to venture partners                (264,776)          (586,304)           (40,905)
                                               ------------       ------------       ------------
  Net cash provided (used) by
    financing activities                        (23,681,950)        (1,629,784)        (1,816,485)
                                               ------------       ------------       ------------
Net increase (decrease) in
 cash and cash equivalents                         (123,730)           755,273             25,083

Cash and cash equivalents, beginning
  of year                                         1,644,674            889,401            864,318
                                               ------------       ------------       ------------
Cash and cash equivalents, end of year         $  1,520,944       $  1,644,674       $    889,401
                                               ============       ============       ============


                See accompanying notes to financial statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                          1997              1996              1995
                                                       -----------       -----------       -----------
Reconciliation of net income to net cash
  provided by operating activities:

  Net income                                           $ 6,600,046       $ 1,698,843       $ 1,184,339
                                                       -----------       -----------       -----------
  Adjustments to reconcile net income to net cash
  provided by operating activities:

    Depreciation and amortization                          182,687           752,857           768,270
    Provision for losses on accounts
        receivable                                          85,760           176,465           112,022
    Partnership share of unconsolidated
        joint venture (income) loss                       (108,002)         (557,558)         (380,202)
    Minority interest in consolidated
        joint venture income (loss)                         35,687           371,193           324,895
    (Gain) loss on disposal of property                 (7,162,118)               --                --
    (Increase) decrease in:
        Patient accounts receivable, net                 2,018,440           267,748          (478,052)
        Interest receivable, securities
          premium amortization and
          securities discount accretion                    (71,754)          (40,172)            1,743
        Estimated third-party payor
          settlements                                      515,003          (254,233)         (122,224)
        Prepaid expenses and other assets                 (178,626)          (16,365)          130,062
    Increase (decrease) in:
        Accounts payable                                  (844,106)           35,366           230,853
        Accrued expenses                                  (243,895)           70,309          (202,997)
        Estimated third-party payor
          settlements                                      869,822            63,810           340,394
        Other liabilities                                  166,866            30,635             5,057
                                                       -----------       -----------       -----------
    Total adjustments                                   (4,734,236)          900,055           729,821
                                                       -----------       -----------       -----------
  Net cash provided (used) by operations               $ 1,865,810       $ 2,598,898       $ 1,914,160
                                                       ===========       ===========       ===========


Supplemental schedule of noncash investing and financing activities:

  Unrealized gain (loss) on marketable
    securities available for sale                      $     6,183       $    (2,588)      $    44,832
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

                  The general partners are QualiCorp Management, Inc. (a wholly-owned subsidiary of QualiCorp, Inc.) and QualiCorp Capital, Inc.

                  As described in Note 13, the Partnership has sold all its fixed and operating assets and is in the process of liquidating the remainder of its assets for distribution to the partners and subsequent dissolution.

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

                           - Second, 1% to the general partners and 99% to the limited partners until the capital account of each

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


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

         (d)      Per Unit Information

                  Limited partnership information per unit is based on units outstanding of 18,639 in 1997, 1996 and 1995.

         (e)      Patient Service Revenue

                  Patient service revenue is recorded at the nursing homes' established rates with contractual adjustments ($3,842,705 in 1997, $6,510,438 in 1996, and $6,182,176 in 1995), provision for uncollectible accounts, bad debts ($85,760 in 1997, $176,465 in 1996, and $112,022 in 1995) and other discounts deducted to arrive at net patient service revenue.

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

         (i)      Uninsured Cash Balances

                  The Partnership maintains cash balances in several banks. Cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $1,797,011 (inclusive of unconsolidated joint ventures) at December 31, 1997 and $2,427,666 at December 31, 1996.

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

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

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

         Medical Park's equity at December 31, 1997 and 1996 was $8,903,567 and $4,621,101, respectively, and it had net income of $4,864,608, $816,707 and $714,840 for the years ended December 31, 1997, 1996 and 1995, respectively.

         The acquisitions have been accounted for under the purchase method of accounting. Consequently, only operations subsequent to the acquisition date have been included in the accompanying financial statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


Note 3.  MARKETABLE SECURITIES

         Marketable securities consist of U.S. Treasury securities. The following schedule summarizes marketable securities activity for the years ended December 31, 1997 and 1996:

                                           1997             1996
                                       -----------       -----------
Beginning balance, amortized cost      $ 2,335,924       $ 2,155,709
Purchase of marketable securities               --         1,543,752
Redemption of investments               (1,250,000)       (1,400,000)
Net amortization of premiums and
  accretion of discounts                    71,436            36,463
                                       -----------       -----------

Amortized cost                           1,157,360         2,335,924

Gross unrealized gain(loss)                 (2,720)            3,456
                                       -----------       -----------

Fair value                             $ 1,154,640       $ 2,339,380
                                       ===========       ===========

         The maturities of investment securities at December 31, 1997 were as follows:

Due in one year or less                $ 1,157,360
                                       ===========

Note 4.  INVESTMENT IN JOINT VENTURES

         The Partnership has invested in two joint ventures with MIP2B, an affiliated limited partnership.

         The Alabama Joint Venture

         The Alabama Joint Venture includes only Medical Park, which is accounted for as a purchase and is consolidated in these financial statements as described in Note 2 above.

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

         The condensed balance sheet information for the investment in joint venture as of December 31, 1997 and 1996 and operating statement

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


         information for each of the years in the three-year period ending December 31, 1997 is as follows:

Katy                                1997            1996
----                             ----------      ----------
Current assets                   $  905,555      $2,501,874
Long-term assets                  7,017,221       4,771,630
                                 ----------      ----------
   Total assets                  $7,922,776      $7,273,504
                                 ==========      ==========

Current liabilities              $  192,769      $  860,008
Equity                            7,730,007       6,413,496
                                 ----------      ----------

   Total liabilities
     and equity                  $7,922,776      $7,273,504
                                 ==========      ==========

Partnership's investment
  at December 31,
  1997 and 1996                  $3,865,004      $3,206,748
                                 ==========      ==========

                                    1997            1996            1995
                                    ----            ----            ----
Revenues                         $2,301,862      $5,039,616      $4,985,129
Gain on sale                      1,056,481              --              --
Expenses                          2,227,982       4,385,765       4,362,005
                                 ----------      ----------      ----------

   Net income                    $1,130,361      $  653,851      $  623,124
                                 ==========      ==========      ==========

Humble                              1997            1996
------                           ----------      ----------
Current assets                   $  894,188      $1,498,372
Long-term assets                  4,250,593       3,377,314
                                 ----------      ----------

   Total assets                  $5,144,781      $4,875,686
                                 ==========      ==========

Current liabilities              $  264,265      $  677,478
Long-term liabilities                    --         631,250
Equity                            4,880,516       3,566,958
                                 ----------      ----------

   Total liabilities
     and equity                  $5,144,781      $4,875,686
                                 ==========      ==========

Partnership's investment
  at December 31,
  1997 and 1996                  $2,440,258      $1,783,479
                                 ==========      ==========

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


Humble (con't)         1997            1996            1995
--------------      ----------      ----------      ----------
Revenues            $1,861,707      $4,415,307      $3,664,088
Gain on sale         1,195,281              --              --
Expenses             1,719,582       3,954,042       3,526,809
                    ----------      ----------      ----------

   Net income       $1,337,406      $  461,265      $  137,279
                    ==========      ==========      ==========

Note 5.  PROPERTY AND EQUIPMENT

         Property and equipment is recorded at cost and consists of the following at December 31, 1997 and 1996:

                                        1997            1996
                                      --------      ------------
Land                                  $     --      $    493,528
Buildings and improvements                  --        10,383,782
Furniture and equipment                     --         2,194,993
Property under capitalized lease            --         6,550,539
                                      --------      ------------
  Total                                     --        19,622,842
Accumulated depreciation and
  amortization                              --        (6,606,798)
                                      --------      ------------
  Net property and equipment          $     --      $ 13,016,044
                                      ========      ============

Note 6. LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 1997 and 1996:

                                              1997             1996
                                            --------        -----------
Mortgage notes secured by interest
in capitalized lease with interest at
prime plus 1% (9.25% at December 31,
1996)                                       $     --        $ 3,113,705

Industrial Revenue Bonds secured by
real estate, payable at a variable
rate of interest (7.755% at December
31, 1996). The interest rate was
adjusted every May 1 and November 1.              --            788,521
                                            --------        -----------
                                                  --          3,902,226
Less amounts due in one year
   or less                                        --            343,697
                                            --------        -----------
                                            $     --        $ 3,558,529
                                            ========        ===========

         The Partnership leased certain property, plant and equipment under a capital lease. The mortgage associated with this capital lease obligation was repaid in 1993 (see Note 2).

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


         The mortgage note was secured by all real estate owned by the Partnership. The General Partner of MIP2A had guaranteed the debt, as well as pledged its stock and partnership interest. The management company (See Note 9) had also guaranteed the debt and entered into a negative pledge agreement whereby they would not pledge, transfer or encumber their stock while the loan was outstanding. All management fees were subordinate to the debt. The loan document contained restrictive covenants associated with ratio and earnings requirements. Management is not aware of any conditions that existed that would have caused them to be in noncompliance with these requirements.

Note 7.  RELATED PARTY TRANSACTIONS

         QualiCorp, Inc. charged the Partnership $195,582 in 1997, $144,527 in 1996 and $136,679 in 1995 for administrative expenses (primarily salaries). QualiCorp, Inc. also charged the Partnership $90,213 in 1997 and $235,223 in 1996 for property management fees.

         As a result of the consolidation of Medical Park as described in Note
         2. above, amounts due to The Alabama Joint Venture from MIP2B are included in the amounts due from affiliates. The amount due from MIP 2B to The Alabama Joint Venture was $3,665,680 at December 31, 1997 and $473,417 at December 31, 1996. The remaining difference of $286,355 at December 31, 1997 represents a disproportionate share of funds distributed from The Alabama Joint Venture to MIP 2B. Details of the amounts due from affiliates at December 31 are as follows:

                                 1997           1996
                                 ----           ----
         Due from MIP2B       $3,952,035      $473,417
                              ==========      ========

         Details of the amounts due to affiliates at December 31 are as follows:

                                                 1997          1996
                                             ----------      --------
         Due to QualiCorp, Inc.              $   24,724      $248,108
         Due to The Texas Joint Venture       5,633,906       212,456
                                             ----------      --------
                                             $5,658,630      $460,564
                                             ==========      ========

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

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

         See Footnote 13 for sale of affiliated assets.


Note 8.  INCOME TAXES

         No provision for income taxes is made in the financial statements since taxable income is reported in the income tax returns of its partners. Differences between the net income as reported in the financial statements and Federal taxable income arise from the nature and timing of certain revenue and expense items. The following is a reconciliation of reported net income and Federal taxable income:

                                    1997             1996             1995
                                -----------       ----------      -----------
Net income as reported          $ 6,600,046       $1,698,843      $ 1,184,339
Adjustments:
  Depreciation differences           (9,687)           2,767           34,742
  Gain on sale                      378,281               --               --
  Insurance deductible                   --               --          (76,360)
  Bad debt reserve                 (250,657)          22,955           71,255
  Vacation accrual                 (260,618)          39,240           21,768
  Nondeductible meals, and
   entertainment                     11,495           23,941           27,867
                                -----------       ----------      -----------
    Federal taxable income      $ 6,468,860       $1,787,746      $ 1,263,611
                                ===========       ==========      ===========

Federal taxable income per
  limited partnership unit
  outstanding                   $    344.29       $    89.20      $     63.05
                                ===========       ==========      ===========

Note 9.  CONTRACTUAL AGREEMENTS

         In 1988, the Partnership entered into management agreements whereby the Manager was required to perform certain services at each of the nursing facilities. Each of the agreements had an initial five-year term with one additional five-year option that was exercised in 1993. Fees were based on 6% of gross collected operating revenues through June 30, 1992. Thereafter they were based on 5% of gross collected operating revenues, but not less than $816,000 in a calendar year and were increased by an inflation factor after 1992. The Manager had a right of first refusal to match a bona fide offer made by an outside party to purchase or lease each of the nursing facilities. The management agreements, as amended, contained a termination clause.

         The management agreements were amended on January 1, 1995. The amendments called for fixed monthly management fees totaling $79,234 with a cost of living factor equal to the greater of 4% per annum or the increase in the Consumer Price Index or such other measure mutually agreeable to the parties. The agreements expire December 31, 1998. The termination on sale clauses were amended to base the

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

         fees on a sum equal to the discounted present value of the monthly management fees as of the date of termination of the agreements times the number of months remaining in the management agreements discounted to the date of termination at an annual interest rate of ten percent (10%). In addition, the parties agreed to terminate the Manager's right of first refusal.

         Commencing January 1, 1996, the Management Agreement was extended for a period of up to a maximum of eighteen months by one month for every month after January 1, 1996 in which the parties are engaged in the process of attempting to sell the Facilities. In the event of a sale of the Facilities, the termination on sale fee described above would be discounted to the date of termination at an annual rate of ten percent (10%) and then further discounted by a factor of thirty-three and one-third percent (33 1/3%). The sale as described in Note 13 includes the terminating settlement.

         Management fees charged to the Partnership were $401,652 in 1997, $988,841 in 1996, and $950,808 in 1995.

         Pursuant to the sales agreement described in Note 13, on April 1, 1997, the Partnership entered into a triple net lease with Omega HealthCare Investors, Inc. (Omega) to lease all of the properties the Partnership had previously sold to Omega. The lease expired on December 31, 1997 subject to various extension/termination rights of the Lessor. The Lessor exercised its option to terminate the lease on May 31, 1997. The lease payment was based on a fixed amount of base rent plus the net of the remainder of gross revenue over operating expenses. The base rental lease expense for the two months was $519,110 and gross revenue was $181,359 in excess of operating expense for the same period. Total operating lease expense was $700,469.

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

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

         The Partnership has been named as a defendant in a wrongful death suit. Counsel estimates that the potential liability could range from one to three million dollars, which is in excess of insurance coverage.

Note 11. CONCENTRATIONS IN REVENUE SOURCES

         The Partnership provides patient care services under various third party agreements. The principal sources of revenue under these contracts are derived primarily through the Medicaid and Medicare programs, as well as contracts with private pay patients who do not qualify for assistance from the other programs. The percentage of the Partnership's income from each of these sources for the years ended December 31, 1997, 1996, and 1995 is as follows:

                              1997         1996         1995
                             ------       ------       ------
Private pay patients          15.41%       13.75%       16.18%
Medicaid                      53.40%       60.80%       65.72%
Medicare                      31.19%       25.45%       18.10%
                             ------       ------       ------

   Total                     100.00%      100.00%      100.00%
                             ======       ======       ======

         The percentage attributable to private pay patients includes only amounts due for services where the primary payer is a private source. The Medicaid and Medicare percentages include amounts due from those programs as well as the patient's financial responsibility incurred under these contracts.


Note 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                  The other financial instruments of the Company are short-term assets and liabilities whose carrying amounts reported in the balance sheet approximate fair value. These items include cash, accounts receivable and accounts payable.

Note 13. SALE OF ASSETS

         On February 3, 1997, Medical Income Properties 2A Limited Partnership entered into a purchase agreement with Omega HealthCare Investors, Inc. to sell all of the real and personal property of the nursing home facilities.

         The purchase price was allocated among the facilities as follows:

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
                                                     ===========

         Proceeds from the sale were reduced by expenses incurred as a result of the sale, cash offsets for liabilities assumed by the buyer and existing indebtedness. These payments approximated $5,949,000. They included $1,974,520 for termination of the management agreement as explained in Note 9.

         The closing took place on March 31, 1997. Approximately $904,550 of these proceeds were set aside in a joint signature account for the purpose of securing all of the seller's obligations under the purchase agreement. These funds will be available to the Partnership in the event that these obligations do not exceed the funds held in escrow.

         As described in Note 9, the Partnership continued to operate the nursing homes until May 31, 1997.

         In conjunction with the above sale, Omega HealthCare Investors, Inc. agreed to a similar purchase of assets from RWB Medical Properties Limited Partnership IV, of which an officer of QualiCorp, Inc. owns either directly or indirectly a 21.53% interest. This sale related to a 131 bed nursing home in Patterson, Louisiana and the purchase price for the assets was $5,350,000.

                   [SELF, MAPLES & COPELAND, P.C. LETTERHEAD]




                          INDEPENDENT AUDITORS' REPORT
                            ON ADDITIONAL INFORMATION



To the Partners
Medical Income Properties 2A Limited Partnership

Our report on our audits of the basic financial statements of Medical Income Properties 2A Limited Partnership for 1997 appears on page 1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts and Reserves for Allowances for Doubtful Accounts, Schedule of Consolidated Supplementary Income Statement Information, and Schedule of Real Estate and Accumulated Depreciation are presented for purposes of additional analysis and are not required parts of the basic financial statements. Such information has been subjected to the auditing procedures applied to the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Self, Maples & Copeland, P.C.

Oneonta, Alabama
January 23, 1998

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                AND RESERVES FOR ALLOWANCES FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                     1997            1996            1995
                                  ---------       ---------       ---------
Balance at beginning of year      $ 225,011       $ 190,934       $ 168,203

Charged to patient service
  revenue                          (310,771)       (142,388)        (89,291)

Write-offs                           85,760         176,465         112,022

                                  ---------       ---------       ---------
Balance at end of year            $      --       $ 225,011       $ 190,934
                                  =========       =========       =========

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP
                                   SCHEDULE X
             CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                        1997            1996            1995
                                     ----------      ----------      ----------
Professional care of patients
     Salaries and wages              $2,505,786      $5,850,800      $5,561,231
     Ancillary service expenses       1,519,351       2,928,951       2,160,552
     Supplies and pharmaceuticals       394,579         847,669         750,624
     Temporary labor                         --              --          46,869

General and administrative
     Salaries and wages                 362,775         510,373         502,629
     Accounting and auditing            119,782         225,425         185,395
     Insurance                           97,569         585,444         595,953
     Property tax                        20,257          68,773          69,709
     Management fees                    401,652         988,841         950,808
     Property management fees            90,213         235,223              --
     Cost reimbursement                 195,582         144,527         136,679

Dietary
     Food cost                          312,356         778,824         748,440

Household and plant
     Repairs and maintenance             99,147         194,608         210,971
     Utilities                          198,893         492,459         482,949

Depreciation                         $  178,992      $  738,076      $  753,489
                                     ==========      ==========      ==========

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997


                                            INITIAL COST        COSTS CAPITALIZED         GROSS AMOUNT AT WHICH CARRIED
                                         TO PARTNERSHIP(A)        SUBSEQUENT TO              AS OF DISPOSITION DATE(B)
                                                                   ACQUISITION
                                                BUILDING AND                CARRYING             BUILDING AND
       DESCRIPTION       ENCUMBRANCES    LAND   IMPROVEMENTS  IMPROVEMENTS    COST        LAND   IMPROVEMENTS     TOTAL
---------------------    ------------  ---------------------  ----------------------   ----------------------------------
MUSCLE SHOALS                 $0       $ 55,610  $ 2,227,047   $  304,910   $113,945   $ 67,138   $2,645,902   $2,713,040
SHOALS                         0         44,636    2,412,436      482,101    126,526     44,636    3,021,063    3,065,699
OAK CREST                      0         56,316    2,083,684      238,513    104,160     56,316    2,426,357    2,482,673
UNIVERSITY MANOR               0         82,000    4,407,718      427,930                82,000    4,835,648    4,917,648
MEDICAL PARK (54.55%
   INTEREST)                   0        400,000    5,424,540      646,422               400,000    6,070,962    6,470,962
                              --       --------  -----------   ----------   --------   --------  -----------  -----------
                              $0       $638,562  $16,555,425   $2,099,876   $344,631   $650,090  $18,999,932  $19,650,022
                              ==       ========  ===========   ==========   ========   ========  ===========  ===========


                                                                     LIFE ON WHICH
                                                                      DEPRECIATION
                                                                       IN LATEST
                                                                      STATEMENT OF
                            ACCUMULATED       DATE OF      DATE       OPERATION IS
       DESCRIPTION          DEPRECIATION   CONSTRUCTION  ACQUIRED       COMPUTED
---------------------       ------------   -----------------------------------------
MUSCLE SHOALS               $  993,184      1974/1986    09/01/87      27.5 YEARS
SHOALS                       1,144,932      1966/1968    09/01/87      27.5 YEARS
OAK CREST                      896,888      1961/1968    09/01/87      27.5 YEARS
UNIVERSITY MANOR             1,618,224        1984       03/01/88        40 YEARS
MEDICAL PARK (54.55%
   INTEREST)                 2,132,563      1969/1980    07/01/88      27.5 YEARS
                            ----------
                            $6,785,791
                            ==========


(A) The initial cost to the Partnership represents the original purchase price of the properties.

(B) The aggregate cost of real estate owned at the date of disposition for Federal Income tax purposes was approximately $19,650,022.

(C) Reconciliation of real estate owned at December 31, 1997, 1996, and 1995:


                                        1997              1996             1995
                                    ------------       -----------      -----------
Balance at beginning of period      $ 19,622,842       $19,262,752      $18,871,714
Additions                                 27,180           360,090          391,038
Reductions                           (19,650,022)                0                0
                                    ------------       -----------      -----------
Balance at end of period            $          0       $19,622,842      $19,262,752
                                    ============       ===========      ===========


(D)      Reconciliation of accumulated depreciation:


Balance at beginning of period      $ 6,606,798       $5,868,721      $5,115,233
Depreciation expense                    178,993          738,077         753,488
Reductions                           (6,785,791)               0               0
                                    -----------       ----------      ----------
Balance at end of period            $         0       $6,606,798      $5,868,721
                                    ===========       ==========      ==========

                             THE TEXAS JOINT VENTURE

                              FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                             THE TEXAS JOINT VENTURE

                                TABLE OF CONTENTS


                                                            Page
                                                            ----
Independent Auditors' Report..............................  F-1

Financial Statements
   Balance Sheets.........................................  F-2
   Statements of Operations...............................  F-3
   Statements of Partners' Capital........................  F-4
   Statements of Cash Flows...............................  F-5 - F-6
   Notes to Financial Statements..........................  F-7 - F-14

Information Accompanying the Basic Financial Statements
   Independent Auditors' Report on Information
     Accompanying the Basic Financial Statements..........  F-15
   Schedule of Valuation and Qualifying Accounts
     and Reserves for Allowances for Doubtful Accounts....  F-16
   Schedule of Consolidated Supplementary Income
     Statement Information................................  F-17
   Schedule of Real Estate and Accumulated Depreciation...  F-18

                   [SELF, MAPLES & COPELAND, P.C. LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT


To the Partners
The Texas Joint Venture

We have audited the balance sheets of The Texas Joint Venture as of December 31, 1997 and 1996 and the related statements of operations, partners' capital and cash flows for each of the three years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Texas Joint Venture as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ Self, Maples & Copeland, P.C.

Oneonta, Alabama
January 23, 1998

                             THE TEXAS JOINT VENTURE

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                         1997             1996
                                                     -----------      -----------
               ASSETS

Current assets
  Cash and cash equivalents                          $     2,158      $   770,794
  Marketable securities                                1,755,480        2,190,840
  Patient accounts receivable, net of allowance
     for doubtful accounts of $5,301
     in 1997 and $106,750 in 1996                         25,678          849,065
  Interest receivable                                     14,889           16,304
  Estimated third-party payor settlements                     --          137,964
  Prepaid expenses and other assets                        1,538           35,279
                                                     -----------      -----------
     Total current assets                              1,799,743        4,000,246

Property and equipment, net of
   accumulated depreciation                                   --        7,718,372
Due from affiliates                                   11,267,814          423,087
Deferred financing costs, net of
   accumulated amortization of
   $0 in 1997 and $18,935 in 1996                             --            7,485
                                                     -----------      -----------

     Total assets                                    $13,067,557      $12,149,190
                                                     ===========      ===========

    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Current maturities of long-term debt               $        --      $    60,600
  Accounts payable                                        20,932          697,963
  Accrued payroll and payroll taxes                           --          164,591
  Accrued vacation                                            --          105,438
  Accrued insurance                                      200,000          200,788
  Accrued management fees                                     --           32,634
  Estimated third-party payor settlements                236,102          149,694
  Patient deposits and trust liabilities                      --           97,367
  Other accrued expenses                                      --           28,411
                                                     -----------      -----------
     Total current liabilities                           457,034        1,537,486

Long-term debt, net of current maturities                     --          631,250
                                                     -----------      -----------

     Total liabilities                                   457,034        2,168,736
                                                     -----------      -----------

Partners' capital                                     12,610,523        9,980,454
                                                     -----------      -----------

     Total liabilities and partners' capital         $13,067,557      $12,149,190
                                                     ===========      ===========


                See accompanying notes to financial statements.

                             THE TEXAS JOINT VENTURE

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                           1997              1996              1995
                                       -----------       -----------       -----------
Revenues
   Net patient service revenue         $ 4,040,739       $ 9,325,900       $ 8,647,019
   Other revenue                               607             2,102             2,198
                                       -----------       -----------       -----------

     Total revenue                       4,041,346         9,328,002         8,649,217
                                       -----------       -----------       -----------

Operating expenses
   Professional care of
     patients                            2,290,880         4,966,189         4,812,691
   Dietary                                 268,940           628,473           616,733
   Household and plant                     267,464           637,129           618,775
   General and administrative              640,509         1,248,000         1,063,756
   Employee health and welfare             154,428           350,952           355,508
   Depreciation and
     amortization                          111,244           440,475           450,189
   Lease                                   193,849                --                --
                                       -----------       -----------       -----------

     Total operating expenses            3,927,314         8,271,218         7,917,652
                                       -----------       -----------       -----------

   Operating income                        114,032         1,056,784           731,565
                                       -----------       -----------       -----------

Other income (expenses)
   Interest income                         122,223           126,921           107,160
   Interest expense                        (20,250)          (68,589)          (78,322)
                                       -----------       -----------       -----------

     Total other income (expense)          101,973            58,332            28,838
                                       -----------       -----------       -----------

     Income before recognition
       of property sales                   216,005         1,115,116           760,403

Gain on sale of properties               2,251,762                --                --
                                       -----------       -----------       -----------

     Net income                        $ 2,467,767       $ 1,115,116       $   760,403
                                       ===========       ===========       ===========


                See accompanying notes to financial statements.

                             THE TEXAS JOINT VENTURE

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   MEDICAL INCOME PROPERTIES
                                      LIMITED PARTNERSHIPS
                                      --------------------
                                      2A                2B                TOTAL
                                  -----------       -----------       ------------
Partners' capital at
  December 31, 1994               $ 4,614,504       $ 4,614,503       $  9,229,007

  Distributions to
    partners                         (290,000)         (290,000)          (580,000)

  Net income                          380,202           380,201            760,403

  Unrealized gain on
    marketable securities
    available for sale                 17,699            17,700             35,399
                                  -----------       -----------       ------------

Partners' capital at
  December 31, 1995                 4,722,405         4,722,404          9,444,809

  Distributions to
    partners                         (290,000)         (290,000)          (580,000)

  Net income                          557,558           557,558          1,115,116

  Unrealized gain on
    marketable securities
    available for sale                    264               265                529
                                  -----------       -----------       ------------

Partners' capital at
  December 31, 1996                 4,990,227         4,990,227          9,980,454

  Capital contribution                105,000           105,000            210,000

  Distributions to
    partners                          (22,500)          (22,500)           (45,000)

  Income before recognition
    of property sales                 108,003           108,002            216,005

  Gain on sale of properties        1,125,881         1,125,881          2,251,762

  Unrealized loss on
    marketable securities
    available for sale                 (1,349)           (1,349)            (2,698)
                                  -----------       -----------       ------------

Partners' capital at
  December 31, 1997               $ 6,305,262       $ 6,305,261       $ 12,610,523
                                  ===========       ===========       ============


                See accompanying notes to financial statements.

                             THE TEXAS JOINT VENTURE

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                  1997              1996              1995
                                              -----------       -----------       -----------
Cash flows from operating activities:

  Cash received from patient care             $ 5,088,498       $ 9,416,614       $ 8,404,007
  Interest received                                56,300            77,586            91,364
  Other operating receipts                            607             2,102             2,198
  Cash paid to suppliers and
    employees                                  (4,682,628)       (7,831,212)       (7,362,426)
  Interest paid                                   (20,250)          (68,589)          (78,322)
                                              -----------       -----------       -----------

  Net cash provided (used) by operations          442,527         1,596,501         1,056,821
                                              -----------       -----------       -----------


Cash flows from investing activities:

  Capital expenditures                            (52,577)          (43,430)         (301,045)
  Purchases of marketable securities                   --        (1,642,784)         (503,438)
  Maturities of marketable securities             500,000           900,000           500,000
                                              -----------       -----------       -----------

  Net cash provided (used) by investing
    activities                                    447,423          (786,214)         (304,483)
                                              -----------       -----------       -----------


Cash flows from financing activities:

  Payments on long-term debt and
    lease obligations                              (5,073)          (60,600)          (65,177)
  Distributions to partners                       (45,000)         (580,000)         (580,000)
  Capital contributions from partners             210,000                --                --
  Net related party transactions               (1,818,513)          153,911          (410,680)
                                              -----------       -----------       -----------

  Net cash provided (used) by financing
    activities                                 (1,658,586)         (486,689)       (1,055,857)
                                              -----------       -----------       -----------

Net increase (decrease) in cash
  and cash equivalents                           (768,636)          323,598          (303,519)

Cash and cash equivalents, beginning
  of year                                         770,794           447,196           750,715
                                              -----------       -----------       -----------

Cash and cash equivalents, end of year        $     2,158       $   770,794       $   447,196
                                              ===========       ===========       ===========


                See accompanying notes to financial statements.

                             THE TEXAS JOINT VENTURE

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                           1997              1996              1995
                                                       -----------       -----------       -----------
RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES

  Net income                                           $ 2,467,767       $ 1,115,116       $   760,403
                                                       -----------       -----------       -----------

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                          111,244           440,475           450,189
    Provision for losses on accounts
      receivable                                            44,396            41,582           108,332
    (Gain) loss on disposal of property                 (2,251,762)               --                --
    (Increase) decrease in:
        Patient accounts receivable, net                   778,991          (173,095)         (185,722)
        Interest receivable, securities
          premium amortization and
          securities discount accretion                    (65,923)          (49,335)           (4,283)
        Estimated third-party payor
          settlements                                      137,964            64,280          (177,135)
        Prepaid expenses and other assets                  (71,647)            8,253             4,746
    Increase (decrease) in:
        Accounts payable                                  (677,031)          109,738            37,306
        Accrued expenses                                   (96,789)          (90,569)           66,161
        Estimated third-party payor
          settlements                                       86,408           149,694                --
        Other liabilities                                  (21,091)          (19,638)           (3,176)
                                                       -----------       -----------       -----------
    Total adjustments                                   (2,025,240)          481,385           296,418
                                                       -----------       -----------       -----------

  Net cash provided (used) by operations               $   442,527       $ 1,596,501       $ 1,056,821
                                                       ===========       ===========       ===========


Supplemental schedule of noncash investing and financing activities:

  Unrealized gain (loss) on marketable
    securities available for sale                      $    (2,698)      $       529       $    35,399
                                                       ===========       ===========       ===========


                See accompanying notes to financial statements.

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Organization

                  The Texas Joint Venture was formed on April 29, 1988, and is engaged in the business of acquiring, operating and holding for investment purposes, income-producing, health care related properties, primarily nursing homes. The joint venture partners are Medical Income Properties 2A Limited Partnership and Medical Income Properties 2B Limited Partnership. Each partner owns 50% of the Joint Venture. Both partners are part of a series of three Delaware limited partnerships as represented by a Partnership Prospectus dated October 22, 1986. The Texas Joint Venture owned and operated two nursing homes in Texas.

                  As described in Note 12, the Partnership has sold all its fixed and operating assets and is in the process of liquidating the remainder of its assets for distribution to the partners and subsequent dissolution.

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

         (d)      Patient Service Revenue

                  Patient service revenue is recorded at the nursing homes' established rates with contractual adjustments ($1,540,182 in 1997, $3,502,579 in 1996 and $4,015,882 in 1995), provision for uncollectible accounts, (bad debt expense of $44,396 in 1997, $41,632 in 1996 and $108,332 in 1995) and other discounts deducted to arrive at net patient service revenue.

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

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

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

         (h)      Uninsured Cash Balances

                  The Joint Venture maintains cash balances in several banks. Cash accounts at banks are insured by the FDIC for up to $100,000. The amount in excess of insured limits was approximately $531,586 at December 31, 1996.

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

Note 3.  MARKETABLE SECURITIES

         Marketable securities consist of U.S. Treasury securities. The following schedule summarizes marketable securities activity for the years ended December 31, 1997 and 1996.

                                          1997              1996
                                       ----------        ----------
Beginning balance, amortized cost      $2,182,927        $1,402,286
Purchase of marketable securities              --         1,642,784
Redemption of investments                (500,000)         (900,000)
Net amortization of premiums and
  accretion of discounts                   67,341            37,857
                                       ----------        ----------

Amortized cost                          1,750,268         2,182,927

Gross unrealized gain (loss)                5,212             7,913
                                       ----------        ----------
Fair value                             $1,755,480        $2,190,840
                                       ==========        ==========

         The maturities of investment securities at December 31, 1997 were as follows:

Due in one year or less                $1,153,405
Due in two years or less                  596,863
                                       ----------
                                       $1,750,268
                                       ==========

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

Note 4.  PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31:

                                    1997            1996
                                  --------      ------------
Land                              $     --      $    950,000
Buildings and improvements              --         9,550,624
Furniture and equipment                 --         1,136,348

  Total                                 --        11,636,972
Accumulated depreciation                --        (3,918,600)
                                  --------      ------------

  Net property and equipment      $     --      $  7,718,372
                                  ========      ============

Note 5.  LONG-TERM DEBT

         Long-term debt at December 31 was as follows:

                                                        1997            1996
                                                      --------        --------
         Mortgage note with a variable
         rate of interest (9.50% at
         December 31, 1996) with monthly
         principal and interest payments of
         $5050.                                       $     -         $691,850

         Less amounts due in one year
            or less                                         -           60,600
                                                      --------        --------
                                                      $     -         $631,250
                                                      ========        ========

         The mortgage note was secured by all real estate owned by the Joint Venture, as well as the real estate owned by The Alabama Joint Venture. Both the Joint Venture and The Alabama Joint Venture are jointly owned by the Medical Income Properties 2A Limited Partnership (MIP2A) and the Medical Income Properties 2B Limited Partnership (MIP2B). The General Partner of MIP2A and MIP2B had guaranteed the debt, as well as pledged its stock and partnership interest. The management company (See Note 6) had also guaranteed the debt and had entered into a negative pledge agreement whereby it would not pledge, transfer or encumber its stock while the loan was outstanding. All management fees are subordinate to the debt. The loan document contained restrictive covenants associated with ratio and earnings requirements. Management is not aware of any conditions that existed that would have caused them to be in noncompliance with these requirements.

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS


Note 6.  CONTRACTUAL AGREEMENTS

         On May 1, 1988, the Joint Venture entered into a management agreement whereby the Manager was required to perform certain services. The agreement had an initial five-year term with one additional five-year option that was exercised in 1993. Fees were based on 6% of gross collected operating revenues through June 30, 1992. Thereafter they were based on 5% of gross collected operating revenues, but not less than $324,000 in a calendar year and were increased by an inflation factor after 1992. These fees were subordinated to the outstanding mortgage debt (See Note 5). The Manager had a right of first refusal to match a bona fide offer made by an outside party to purchase or lease the nursing home. The management agreement, as amended, contained a termination clause.

         The management agreement was amended on January 1, 1995. The amendment called for a fixed monthly management fee of $31,379 with a cost of living factor equal to the greater of 4% per annum or the increase in the Consumer Price Index or such other measure mutually agreeable to the parties. The agreement expires December 31, 1998. The termination on sale clause was amended to base the fee on a sum equal to the discounted present value of the monthly management fee as of the date of termination of the agreement times the number of months remaining in the management agreement discounted to the date of termination at an annual interest rate of ten percent (10%). In addition, the parties agreed to terminate the Manager's right of first refusal.

         Commencing January 1, 1996, the Management Agreement was extended for a period of up to a maximum of eighteen months by one month for every month after January 1, 1996 in which the parties are engaged in the process of attempting to sell the Facilities. In the event of a sale of the Facilities, the termination on sale fee described above would be discounted to the date of termination at an annual rate of ten percent (10%) and then further discounted by a factor of thirty-three and one-third percent (33 1/3%). The sale as described in Note 12 includes the terminating settlement.

         Management fees charged to the Joint Venture were $160,600 in 1997, $391,610 in 1996, and $376,548 in 1995.

         Pursuant to the sales agreement described in Note 12, on April 1, 1997, the Partnership entered into a triple net lease with Omega HealthCare Investors, Inc. (Omega) to lease all of the properties the Partnership had previously sold to Omega. The lease expired on December 31, 1997 subject to various extension/termination rights of the Lessor. The Lessor exercised its option to terminate the lease on May 31, 1997. The lease payment was based on a fixed amount of base rent plus the net of the remainder of gross revenue over operating expenses. The base rental lease expense for the two

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

         months was $240,998 and gross revenue was $47,149 less than the operating expense for the same period. Total operating lease expense was $193,849.

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

                                    1997              1996             1995
                                 ----------        ----------        --------
Net income as reported           $2,467,768        $1,115,116        $760,403
Adjustments:
   Depreciation differences          17,461            37,528          56,349
   Gain on sale of assets           (26,634)               --              --
   Bad debt reserve                (106,751)          (26,045)         75,856
   Nondeductible travel and
    entertainment                     1,394             9,231           9,770
   Accrued insurance                     --                --         (80,000)
   Vacation accrual                (105,438)           12,128          23,280
                                 ----------        ----------        --------
Federal taxable income           $2,247,800        $1,147,958        $845,658
                                 ==========        ==========        ========

Note 8.  RELATED PARTY TRANSACTIONS

         Details of the amounts due from affiliates at December 31 are as follows:

                                       1997            1996
                                   -----------       --------
         Due from MIP2A            $ 5,633,907       $212,456
         Due from MIP2B              5,633,907        210,631
                                   -----------       --------
         Due from affiliates       $11,267,814       $423,087
                                   ===========       ========

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

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

         While the Joint Venture Partners have been named as a defendant in several lawsuits, nothing has come to the attention of the Joint Venture that leads it to believe that it is exposed to a risk of material loss not covered by insurance or reserves.

Note 10. CONCENTRATIONS IN REVENUE SOURCES

         The Joint Venture provides patient care services under various third party agreements. The principal sources of revenue under these contracts are derived primarily through the Medicaid and Medicare programs, as well as contracts with private pay patients who do not qualify for assistance from the other programs. The percentage of the Joint Venture's income from each of these sources for the years ended December 31, 1997, 1996, and 1995 is as follows:

                             1997          1996          1995
                           ------        ------        ------
Private pay patients        14.65%        15.07%        18.05%
Medicaid                    38.53%        39.62%        38.99%
Medicare                    46.82%        45.31%        42.96%
                           ------        ------        ------
   Total                   100.00%       100.00%       100.00%
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

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

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

Note 12. SALE OF ASSETS

         On February 3, 1997, Medical Income Properties 2A Limited Partnership and Medical Income Properties 2B Limited Partnership, the general partners of The Texas Joint Venture, entered into a purchase agreement with Omega HealthCare Investors, Inc. to sell all of the real and personal property of the nursing home facilities.

         The purchase price was allocated among the facilities as follows:

             Renaissance Place - Katy (130 beds)         $ 5,969,000
             Renaissance Place - Humble (120 beds)         4,975,000
                                                         -----------
             Proceeds from sale                          $10,944,000
                                                         ===========

         Proceeds from the sale were reduced by expenses incurred as a result of the sale, cash offsets for liabilities assumed by the buyer and existing indebtedness. These payments approximated $1,828,000. They included $736,975 for termination of the management agreement as explained in Note 6.

         The closing took place on March 31, 1997. Approximately $365,000 of these proceeds were set aside in a joint signature account for the purpose of securing all of the seller's obligations under the purchase agreement. These funds are being held by the general partners and will be available to the Partnership in the event that these obligations do not exceed the funds held in escrow.

         As described in Note 6, the Partnership continued to operate the nursing homes until May 31, 1997.

         In conjunction with the above sale, Omega HealthCare Investors, Inc. agreed to a similar purchase of assets from RWB Medical Properties Limited Partnership IV, of which an officer of QualiCorp, Inc. owns either directly or indirectly a 21.53% interest. This sale related to a 131 bed nursing home in Patterson, Louisiana and the purchase price for the assets was $5,350,000.

                   [SELF, MAPLES & COPELAND, P.C. LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT
                            ON ADDITIONAL INFORMATION


To the Partners
The Texas Joint Venture

Our report on our audits of the basic financial statements of The Texas Joint Venture for 1997 appears on page 1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts and Reserves for Allowances for Doubtful Accounts, Schedule of Consolidated Supplementary Income Statement Information, and Schedule of Real Estate and Accumulated Depreciation are presented for purposes of additional analysis and are not required parts of the basic financial statements. Such information has been subjected to the auditing procedures applied to the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ Self, Maples & Copeland, P.C.

Oneonta, Alabama
January 23, 1998

                             THE TEXAS JOINT VENTURE
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                AND RESERVES FOR ALLOWANCES FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                     1997            1996            1995
                                  ---------       ---------       ---------
Balance at beginning of year      $ 106,750       $ 132,796       $  56,941

Charged to patient service
  revenues                         (145,845)        (67,678)        (32,477)

Write-offs                           44,396          41,632         108,332
                                  ---------       ---------       ---------

Balance at end of year            $   5,301       $ 106,750       $ 132,796
                                  =========       =========       =========

                             THE TEXAS JOINT VENTURE
                                   SCHEDULE X
             CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                      1997            1996            1995
                                   ----------      ----------      ----------
Professional care of patients
  Nursing salaries and wages       $  971,955      $2,442,501      $2,469,846
  Ancillary services expense        1,035,055       1,830,025       1,714,698
  Supplies                             58,615         138,992         151,705
  Temporary labor                          --           4,380          83,851

General and administrative
  Salaries and wages                  166,943         236,614         207,708
  Accounting and auditing              48,053          87,134          64,745
  Insurance                            99,507         132,282          13,436
  Property tax                        104,232         249,483         237,917
  Management fees                     160,600         391,610         376,548

Dietary
  Food                                129,590         298,273         291,648

Household and plant
  Repairs and maintenance              20,351          73,771         103,388
  Utilities                            93,657         190,141         165,204

Depreciation                       $  109,923      $  435,191      $  444,905
                                   ==========      ==========      ==========

                             THE TEXAS JOINT VENTURE
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997



                                                INITIAL COST         COSTS CAPITALIZED          GROSS AMOUNT AT WHICH CARRIED
                                              TO PARTNERSHIP(A)        SUBSEQUENT TO              AS OF DISPOSITION DATE(B)
                                                                        ACQUISITION
                                                     BUILDING AND                CARRYING               BUILDING AND
      DESCRIPTION           ENCUMBRANCES    LAND     IMPROVEMENTS  IMPROVEMENTS    COST        LAND     IMPROVEMENTS      TOTAL
------------------------    ------------  --------   ------------  ------------  --------    --------   ------------    ------------
RENAISSANCE PLACE-KATY         $   0      $650,000    $4,822,500     $503,346    $509,290    $650,000    $ 5,835,136    $ 6,485,136
RENAISSANCE PLACE-HUMBLE           0       300,000     4,187,500      438,824     228,812     300,000      4,855,136      5,155,136
                               -----      --------    ----------     --------    --------    --------    -----------    -----------
                               $   0      $950,000    $9,010,000     $942,170    $738,102    $950,000    $10,690,272    $11,640,272
                               =====      ========    ==========     ========    ========    ========    ===========    ===========


                                                                               LIFE ON WHICH
                                                                                DEPRECIATION
                                                                                 IN LATEST
                                                                                STATEMENT OF
                               ACCUMULATED        DATE OF          DATE         OPERATION IS
      DESCRIPTION             DEPRECIATION      CONSTRUCTION     ACQUIRED         COMPUTED
------------------------      ------------      ------------     --------      -------------
RENAISSANCE PLACE-KATY         $2,142,613           1984         05/01/88      5 TO 30 YEARS
RENAISSANCE PLACE-HUMBLE        1,885,910           1987         05/01/88      5 TO 30 YEARS
                               ----------
                               $4,028,523
                               ==========


(A) The initial cost to the Partnership represents the original purchase price of the properties.

(B) The aggregate cost of real estate owned at the date of disposition for Federal Income tax purposes was approximately $11,635,801.

(C) Reconciliation of real estate owned at December 31, 1997, 1996, and 1995:



                                      1997           1996           1995
                                  -----------    -----------    -----------
Balance at beginning of period    $11,636,972    $11,593,542    $11,292,495
Additions                               3,300         43,430        301,047
Reductions                         11,640,272              0              0
                                  -----------    -----------    -----------
Balance at end of period          $         0    $11,636,972    $11,593,542
                                  ===========    ===========    ===========

(D)      Reconciliation of accumulated depreciation:


Balance at beginning of period    $3,918,600    $3,479,409    $3,038,503
Depreciation expense                 109,923       439,191       440,906
Reductions                         4,028,523             0             0
                                  ----------    ----------    ----------
Balance at end of period          $        0    $3,918,600    $3,479,409
                                  ==========    ==========    ==========