Form 10-Q
period 1998-03-31
MEDICAL INCOME PROPERTIES 2A LTD PARTNERSHIP
filed 1998-05-12
CIK 814433

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1998          Commission File Number 33-6122-01


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

                           Yes   X       No
                               -------     --------


The number of limited partnership units outstanding at March 31, 1998 was 18,639.

                                TABLE OF CONTENTS




                                     PART I

                                                                      Page No.
Item 1.           Financial Information . . . . . .. . . . . . . . . .   3 - 9

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  . . .      10



                                     PART II


Item 6.           Exhibits and Reports on Form 8-K . . . . . . . . . .      11
                  Signatures . . . . . . . . . . . . . . . . . . . . .      11

                                     PART I


                                     ITEM 1.

                              FINANCIAL INFORMATION

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP


                                      INDEX

                                                                         Page No.
Balance Sheets, March 31, 1998 and December 31, 1997 . . . . . . . . . .     4

Statements of Operations for the three
months ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . .     5

Statements of Partners' Capital for the three months
ended March 31, 1998 and December 31, 1997 . . . . . . . . . . . . . . .     6

Statements of Cash Flows for the three months ended
March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . .    7

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . 8-10

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                                 Balance Sheets
                      March 31, 1998 and December 31, 1997
                                   (Unaudited)


         ASSETS                                                     1998                   1997
         ------                                                 -------------          ------------

Current assets
    Cash and equivalents                                        $   1,445,443          $  1,520,944
    Marketable securities                                           1,171,546             1,154,640
    Accounts receivable, net of allowance
       for doubtful accounts of $10,000 in 1998
       and $10,000 in 1997                                             42,909                75,523
    Estimated settlements due from third
       party payors                                                        --               224,839
                                                                -------------          ------------

       Total current assets                                         2,659,898             2,975,946

Investments in joint ventures                                       6,297,604             6,302,656
Due from affiliates                                                 3,952,035             3,952,035
                                                                -------------          ------------

    Total assets                                                $  12,909,537          $ 13,230,637
                                                                =============          ============

    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
    Accounts payable                                            $       3,441          $     62,925
    Accrued insurance                                                  75,169                75,169
    Other accrued expenses                                            226,284               257,409
    Estimated settlements due to third
       party payors                                                 1,169,072             1,386,798
    Due to affiliates                                               5,664,862             5,658,630
                                                                -------------          ------------
       Total current liabilities                                    7,138,828             7,440,931

Venture partners' minority interest                                 4,041,179             4,047,063

Partners' capital
    Limited partners                                                1,729,530             1,742,643
                                                                -------------          ------------

       Total liabilities and partners' capital                  $  12,909,537          $ 13,230,637
                                                                =============          ============

        The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                            Statements Of Operations
               For The Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


                                                                    1998                 1997
                                                                ----------          -------------
Revenues
     Net resident service revenue                               $       --          $   5,544,095
     Other revenue                                                      --                  6,859
                                                                ----------          -------------

         Total revenue                                                  --              5,550,954
                                                                ----------          -------------

Operating expenses
     Professional care of patients                                      --              2,815,378
     Dietary                                                            --                404,372
     Household and plant                                                --                447,728
     General and administrative                                         --                893,768
     Employee health and welfare                                        --                236,693
     Depreciation and amortization                                      --                182,687
                                                                ----------          -------------

         Total operating expenses                                       --              4,980,626
                                                                ----------          -------------

         Operating income                                               --                570,328
                                                                ----------          -------------

Other income (expenses)
     Interest income                                                39,125                 57,510
     Interest expense                                                   --                (87,281)
     Provider fees                                                      --               (137,445)
     Minority interest in consolidated
         joint venture                                               5,884                (84,938)
     Partnership share of joint
         venture income (loss)                                      (5,052)               110,148
                                                                ----------          -------------

     Total other income (expenses)                                  39,957               (142,006)
                                                                ----------          --------------
Net income before recognition of gain on sales of
     properties and loss on discontinued operations                 39,957                428,322
Gain on sales of properties                                             --              6,682,234
Loss from discontinued operations                                  (53,070)                    --
                                                                ----------          -------------

     Net income (loss)                                             (13,113)             7,110,556
                                                                ==========          =============

Net income (loss) per weighted average
limited partnership unit outstanding                            $      .70          $      379.88
                                                                ==========          =============

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                         Statements of Partners' Capital
         For the Three Months Ended March 31, 1998 and December 31, 1997
                                   (Unaudited)


                                                     Limited Partners
                                                 Unit                Amount
                                                ------             ----------
Partners' capital,
     December 31, 1997                          18,639             $1,742,643

Net income (loss)                                   --                (13,113)
                                                ------             ----------
Partners' capital,
     March 31, 1998                             18,639             $1,729,530
                                                ======             ==========

                MEDICAL INCOME PROPERTIES 2A LIMITED PARTNERSHIP

                            Statements of Cash Flows
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


                                                                    1998                 1997
                                                                ------------          -----------
Cash flows from operating activities:
     Cash received from patient care                            $     39,727          $  6,013,331
     Cash paid to suppliers and employees                           (143,679)           (4,324,153)
     Interest received                                                22,219                57,510
     Interest paid                                                        --               (87,281)
     Provider fees                                                        --              (137,445)
     Other operating receipts                                             --                 6,859
                                                                ------------          ------------
         Net cash provided (used) by operating activities            (81,733)            1,528,821
                                                                ------------          ------------

Cash flows from investing activities:
     Distributions from joint ventures                                    --                22,500
     Acquisitions of property                                             --               (27,179)
                                                                ------------          ------------
         Net cash provided (used) from investing activities               --                (4,679)
                                                                ------------          ------------

Cash flows from financing activities:
     Payments of long term debt and lease obligations                     --               (56,910)
     Net borrowings (payments) to related parties                      6,232               (13,023)
     Distributions to partners                                            --              (300,629)
                                                                ------------          ------------
         Net cash provided (used) by financing activities              6,232              (370,562)
                                                                ------------          ------------

Net increase (decrease) in cash and equivalents                      (75,501)            1,153,580

Cash and equivalents, beginning of period                          1,520,944             1,644,674
                                                                ------------          ------------

Cash and equivalents, end of period                             $  1,445,443          $  2,798,254
                                                                ============          ============

Reconciliation of net income (loss) to net cash
  provided by operating activities:
Net income (loss)                                               $    (13,113)         $  7,110,556
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                        --               182,687
     Minority Interest                                                (5,884)               84,938
     Partnership share of joint venture (income) loss                  5,052              (110,148)
     Gain on sale of properties                                           --            (6,682,234)
(Increase) decrease in:
     Accounts receivable, net                                         15,708              (157,358)
     Third party receivables                                         224,839               688,236
     Prepaid expenses and other assets                                    --              (233,779)
Increase (decrease) in:
     Accounts payable and accrued expenses                           (90,609)              707,563
     Third party payables                                           (217,726)              (61,640)
                                                                ------------          ------------
Net cash provided (used) by operating activities                $    (81,733)         $  1,528,821
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

       Footnote disclosures which would substantially duplicate those contained in the December 31, 1997 audited financial statements have been omitted from this report.

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

       Aggregate net proceeds from the sale of the Properties was $20,552,089, which was held by the escrow agent at March 31, 1997. The net proceeds and other assets of the Partnership will be distributed to the Limited Partners of the Partnership in the anticipated liquidation of the Partnership as described in the Partnership's Current Report on Form 8-K dated February 18, 1997.

       In connection with the closing of the sale of the Properties, the Partnership entered into an interim lease of the Properties pursuant to the terms of the Sale Agreement and under which the Partnership will provide for management and operation of the Properties for an interim period. The interim lease was terminated on May 31, 1997.


(3)    Investment in Joint Venture

       The condensed financial information for the investments in joint ventures as of March 31, 1998 and December 31, 1997 is as follows:

       TEXAS JOINT VENTURE (owned 50% by Partnership)

                                                                    1998                  1997
                                                                ------------          ------------
       Current assets                                           $  1,783,169          $  2,075,238
       Long term assets                                           11,252,814            11,267,814
                                                                ------------          ------------

           Total assets                                         $ 13,035,983          $ 13,343,052
                                                                ============          ============

       Current liabilities                                      $    440,776          $    737,741
       Equity                                                     12,595,207            12,605,311
                                                                ------------          ------------

           Total liabilities and equity                         $ 13,035,983          $ 13,343,052
                                                                ============          ============

       Partnership's investment at March 31, 1998
           and December 31, 1997                                $  6,297,604          $  6,302,656
                                                                ============          ============


                                                                    1998                 1997
                                                                -----------          ------------

       Revenues                                                 $        --          $  4,041,346
       Expenses                                                          --             3,947,564
                                                                -----------          ------------

       Net operating income before other income,
           gain on sales of properties and
           discontinued operations                                       --                93,782

       Interest income                                               14,767               122,223
       Gain on sales of properties                                       --             2,251,762

       Loss on discontinued operations                              (24,871)                   --
                                                                -----------          ------------

       Net income (loss)                                        $   (10,104)         $  2,467,767
                                                                ===========          ============


(4)    Related Party Transactions

       Through March 31, 1998 and 1997, QualiCorp, Inc., the parent of Qualicorp Management, Inc. (the Managing General Partner of the Partnership) charged $20,455 and $42,141, respectively, of administrative expenses to the Partnership. In addition, Qualicorp, Inc. charged the Partnership $90,213 for property management services during the quarter ended March 31, 1997.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Cash and equivalent balances totaled $1,445,443 as of March 31, 1998, a decrease of $75,501 compared to December 31, 1997. This decrease was primarily due to settlement of various vendors accounts payable reduced by collections of accounts receivable.

The Partnership will make a final distribution of any remaining funds following the expiration of the periods within which claims for breach of representations and warranties and claims by Medicare, Medicaid or other third parties may be made against the Partnership either by contract or under applicable law.

Operations

The Partnership's net loss for the quarter ended March 31, 1998 was $13,113.

Interest income totaled $39,125 for the quarter while the joint venture partners recorded a loss of $5,052. Minority interest income for the quarter was $5,884. Discontinued operating expense was $53,070 for the period ended March 31, 1998. The comparison between quarters shows substantial differences primarily due to the Partnership suspending all business operations on May 31, 1997.

                                     PART II



Item 6.  Exhibits and reports on 8K
     A. Exhibits - 27 Financial Data Schedule (for SEC purposes only).
     B. No report on Form 8-K was filed during the quarter ended
        March 31, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL INCOME PROPERTIES 2A
LIMITED PARTNERSHIP
Registrant




By:      /s/ John H. Stoddard                         Date:    May 6, 1998
         -------------------------------------                 ---------------
         John H. Stoddard
         President and Chief Financial Officer
         QualiCorp Management, Inc.
         Managing General Partner